Form 10-Q
period 1997-09-30
STERIGENICS INTERNATIONAL INC
filed 1997-11-13
CIK 1009988

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                             ------------------ TO
                               ------------------

                        COMMISSION FILE NUMBER 000-22909

                            ------------------------

                        STERIGENICS INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     95-3323502
       (STATE OF OTHER JURISDICTION OF                       I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER

        4020 CLIPPER COURT FREMONT, CA                          94538-6540
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (510) 770-9000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Indicate by check whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]       NO [ ]

     Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date:

                    CLASS                          OUTSTANDING AS OF: NOVEMBER 11, 1997
--------------------------------------------------------------------------------------------
                 Common Stock                                   6,829,039

================================================================================

                        STERIGENICS INTERNATIONAL, INC.

                                     INDEX

                                                                                       PAGE NO.
                                                                                       --------
PART I.     FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements...............................
            Condensed Consolidated Balance Sheets as of September 30, 1997 and March
            31, 1997..................................................................     3
            Condensed Consolidated Statements of Operations for the Three Months and
            Six Months Ended September 30, 1997 and 1996..............................     4
            Condensed Consolidated Statements of Cash Flows for the Six Months Ended
            September 30, 1997 and 1996...............................................     5
            Notes to Condensed Consolidated Financial Statements......................     6
Item 2.     Management's Discussion and Analysis of Results of Operations and
            Financial Condition.......................................................     8
PART II.    OTHER INFORMATION
Item 1.     Legal Proceedings.........................................................    21
Item 2.     Changes in Securities.....................................................    21
Item 3.     Defaults Upon Senior Securities...........................................    21
Item 4.     Submission of Matters to a Vote of Security Holders.......................    21
Item 5.     Other Information.........................................................    21
Item 6.     Exhibits and Reports on Form 8-K..........................................    21
Signatures  ..........................................................................    22

                        STERIGENICS INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1997 AND MARCH 31, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                                       SEPTEMBER 30,     MARCH 31,
                                                                           1997           1997(1)
                                                                       -------------     ---------
Current Assets
  Cash and cash equivalents:
     Unrestricted....................................................    $  24,810        $ 1,072
     Restricted......................................................          906            885
  Accounts receivable, net of allowance of $154 and $253 at September
     30, 1997 and March 31, 1997.....................................        5,628          4,592
  Prepaid expenses and other current assets..........................        1,279            801
Deferred income taxes................................................        1,109          1,109
                                                                          --------        -------
Total current assets.................................................       33,732          8,459
Property, plant and equipment, net...................................       80,284         80,330
Other assets.........................................................        3,281          2,878
                                                                          --------        -------
Total assets.........................................................    $ 117,297        $91,667
                                                                          ========        =======
                                 LIABILITY & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable.....................................................    $   1,561        $ 1,462
Income taxes payable.................................................        1,452            677
Accrued liabilities..................................................        5,291          6,097
Current portion of capital lease obligations.........................        3,052          3,152
Current portion of long-term debt....................................          250            250
                                                                          --------        -------
Total current liabilities............................................       11,606         11,638
Capital lease obligations, less current portion......................        4,580          6,140
Long-term debt, less current portion.................................       37,000         32,000
Deferred income taxes................................................        9,409          9,409
Series A redeemable preferred stock $0.001 par value
  Authorized shares -- 100,000
  Issued and outstanding shares -- None as of
  September 30, 1997 and 15,000 as of March 31, 1997.................           --          1,500
Stockholders' equity:
Convertible preferred stock, Series B and C, $0.001 par value:
  Authorized, issued and outstanding shares -- None at
     September 30, 1997 and 1,772,727 at March 31, 1997..............           --              2
Common stock, $0.001 par value:
  Authorized shares -- 15,000,000 at September 30, 1997
  Issued and outstanding shares -- 6,829,039 at
  September 30, 1997 and 3,056,312 at March 31, 1997.................            7              3
Additional paid-in capital...........................................       36,146         14,727
Notes receivable from sale of common stock...........................          (69)           (88)
Retained earnings....................................................       18,618         16,336
                                                                          --------        -------
Total stockholders' equity...........................................       54,702         30,980
                                                                          --------        -------
Total liabilities and stockholders' equity...........................    $ 117,297        $91,667
                                                                          ========        =======

---------------

(1) The balance sheet at March 31, 1997, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial information.

     See accompanying notes to condensed consolidated financial statements.

                        STERIGENICS INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                         SEPTEMBER 30,           SEPTEMBER 30
                                                      -------------------     -------------------
                                                       1997        1996        1997        1996
                                                      -------     -------     -------     -------
Revenues............................................  $11,271     $ 9,863     $22,022     $18,027
Cost of revenues....................................    5,895       4,846      11,696       9,143
                                                      -------     -------     -------     -------
                                                        5,376       5,017      10,326       8,884
Costs and expenses:
  General and administrative........................    1,623       1,820       3,260       3,237
  Marketing and selling.............................      859         708       1,682       1,268
  Research, development and engineering.............      294         386         606         659
                                                      -------     -------     -------     -------
                                                        2,776       2,914       5,548       5,164
                                                      -------     -------     -------     -------
Income from operations..............................    2,600       2,103       4,778       3,720
Other income (expense):
  Interest expense, net.............................     (472)       (472)     (1,053)       (931)
  Other income (expense)............................       14        (293)         29        (286)
                                                      -------     -------     -------     -------
Income before provision for income taxes............    2,142       1,338       3,754       2,503
Provision for income taxes..........................      835         528       1,472         989
                                                      -------     -------     -------     -------
Net income..........................................  $ 1,307     $   810     $ 2,282     $ 1,514
                                                      =======     =======     =======     =======
Net income per share................................  $  0.21     $  0.16     $  0.40     $  0.29
Shares used in computing net income per share.......    6,373       5,165       5,770       5,165
Fully diluted net income per share..................  $  0.20     $  0.16     $  0.39     $  0.29
Shares used in computing net income per share.......    6,420       5,165       5,794       5,165

     See accompanying notes to condensed consolidated financial statements.

                        STERIGENICS INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                           -------------------
                                                                            1997        1996
                                                                           -------     -------
OPERATING ACTIVITIES:
Cash flows from operating activities:
  Net income.............................................................  $ 2,282     $ 1,514
  Reconciliation to net cash provided by operating activities:
     Depreciation and amortization.......................................    4,696       3,948
     Deferred income tax asset...........................................       --         (14)
     Changes in assets and liabilities:
       Accounts receivable...............................................   (1,036)       (995)
       Prepaid expenses and other current assets.........................     (316)       (595)
       Accounts payable and accrued liabilities..........................       68         886
       Net assets of discontinued operations.............................       --          11
                                                                           -------     -------
Net cash provided by operating activities................................    5,694       4,755
INVESTING ACTIVITIES:
Purchases of property, plant and equipment...............................   (4,600)    (14,088)
Loss from investment in joint venture....................................       --         300
Other assets.............................................................     (596)       (543)
                                                                           -------     -------
Net cash used in investing activities....................................   (5,196)    (14,331)
FINANCING ACTIVITIES:
Issuance of common stock.................................................   21,421          --
Redemption of preferred stock............................................   (1,500)         --
Borrowings under industrial revenue bonds................................    5,000       8,750
Borrowings under term loan and line of credit............................      700       2,081
Borrowings under cobalt financing agreements.............................       --       1,549
Repayments on term loan, line of credit, industrial revenue bonds and
  capital leases.........................................................   (2,360)     (9,568)
Increase in restricted cash..............................................      (21)        (22)
                                                                           -------     -------
Net cash provided by financing activities................................   23,240       2,790
                                                                           -------     -------
Net increase (decrease) in cash and cash equivalents.....................   23,738      (6,786)
Unrestricted cash and cash equivalents at beginning of period............    1,072       9,062
                                                                           -------     -------
Unrestricted cash and cash equivalents at end of period..................  $24,810     $ 2,276
                                                                           =======     =======
NONCASH FINANCING ACTIVITIES:
Assets acquired under capital leases.....................................  $    --     $ 1,549

     See accompanying notes to condensed consolidated financial statements.

                        STERIGENICS INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

I. BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements include the accounts of SteriGenics International, Inc. ("SteriGenics" or "the Company") and its wholly owned subsidiaries, SteriGenics East Corporation, SteriGenics International Holding Corporation, Inc. and RSI Leasing, Inc. All significant intercompany accounts and transactions have been eliminated.

     The accompanying interim unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes included as part of the Company's Registration Statement on Form S-1 as declared effective by the SEC on August 13, 1997, (Reg. No. 33-30047).

II. INTERIM FINANCIAL STATEMENTS:

     In the opinion of management, the unaudited interim financial statements at September 30, 1997, and for the quarters ended September 30, 1996 and 1997 include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position at September 30, 1997, and results of operations and cash flows for the quarters ended September 30, 1996 and 1997. Results for the quarter ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

III. USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

IV. BASIS OF NET INCOME PER SHARE:

     Net income per share is computed using the weighted average number of shares of common stock and common equivalent shares, when dilutive, from convertible preferred stock (using the as-if-converted method) and from stock options (using the treasury stock method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve-month period prior to the offering have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method at an assumed initial public offering price.)

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to increase primary earnings per share for the three and six month periods ended September 30, 1996 and 1997 to $0.26, $0.26, $0.25 and $0.29 per share, respectively. The impact of FAS 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

                        STERIGENICS INTERNATIONAL, INC.

V. INITIAL PUBLIC OFFERING:

     In August 1997, the Company completed its initial public offering and issued 2,000,000 shares of its common stock to the public at a price of $12.00 per share. The Company received proceeds from the offering of approximately $21.4 million, net of underwriting discounts, commissions and offering costs. Upon the closing of the initial public offering, all outstanding shares of its convertible preferred stock were automatically converted into shares of common stock. In addition, $1.5 million of net proceeds were used for the redemption of 15,000 shares of redeemable preferred stock then outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding future sales, market growth and competition. All forward-looking statements included in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Actual results could differ materially from the Company's current expectations. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors That May Affect Future Results" as well as those discussed in this section in the Company's Registration on Form S-1 as declared effective by the SEC on August 13, 1997 (Reg. No. 333-30047).

OVERVIEW

     Since its inception, SteriGenics has engaged primarily in the business of operating, designing and developing Gamma facilities to provide contract sterilization and radiation processing services to manufacturers of medical and non-medical products. The Company currently operates 12 Gamma facilities in six states. In fiscal 1995, the Company opened mega-facilities in Corona, California and Charlotte, North Carolina. In fiscal 1997, the Company opened a mega-facility in Gurnee, Illinois and began operating three additional facilities in connection with its acquisition of certain assets of the former facilities of RTI, Inc. ("RTI"). In fiscal 1998, the Company began operation of its first MiniCell facility in Hayward, California and opened its second Fort Worth, Texas facility.

     In order to more effectively address its customer base, the Company has divided its operations into two divisions: medical products and non-medical. While the Company's primary market continues to be the sterilization of medical products, the Company has increased its focus on the sterilization and processing of non-medical products. The Company has dedicated four of its facilities to processing primarily non-medical products.

     The Company's revenues have increased significantly from fiscal 1995 to the second quarter of fiscal 1998 as the Company opened and acquired additional facilities, increased its loaded curies of Cobalt 60 and expanded its customer base. In addition, in recent years the Company generated incremental revenues by offering its customers premium services such as ExCell and GammaSTAT. Revenues are recognized upon completion of the sterilization or processing services.

     The Company's cost of revenues is comprised primarily of the depreciation of Cobalt 60, facilities and equipment; direct labor costs; facilities rental; and costs associated with facility quality assurance personnel. Since Cobalt 60 represents a significant portion of the Company's cost of revenues, Cobalt 60 efficiency and utilization are key determinants of the Company's gross margin. Cobalt 60 is amortized using an accelerated method (approximately 12.3% of net book value per year), which corresponds to its natural decay rate. As the Company periodically increases its installed capacity of Cobalt 60 in existing facilities or when it opens a new facility, it typically has excess capacity for some period of time which can adversely affect gross margin. Correspondingly, since costs associated with Cobalt 60 are fixed costs, once a facility reaches its break-even point for a given amount of Cobalt 60 there are relatively low costs associated with incremental revenues. The Company's gross margin is also affected by the mix of standard services and higher margin premium services such as ExCell and GammaSTAT.

     From time to time, the Company has built or expanded facilities. The cost of construction of a facility is reflected as construction-in-progress until start-up of the facility, at which time depreciation commences. Building new facilities requires significant capital investments in building construction, equipment and Cobalt 60. In addition to incurring costs associated with Cobalt 60, the Company also incurs incremental personnel costs in the months preceding initial operation and typically incurs substantial personnel and other operating expenses during the first several months of operations. These costs have historically exceeded revenues during the initial months of operation.

     In the past, as a result of their own internal procedures, certain customers have delayed qualification and use of a new facility until it had been operational for periods of up to 12 months. As a result, the Company failed to realize a portion of anticipated revenues for the facility pending such qualification. Qualification generally requires the completion of various audit procedures by a customer's quality assurance personnel. Customers' decisions on timing of qualification of new facilities are based on various issues including internal policies and procedures, work load of internal quality assurance audit personnel and the need for amendments of certain United States Food and Drug Administration ("FDA") approvals. Certain customers will qualify a new facility shortly after opening, while others may delay for three, six, nine or 12 months depending on various internal issues. The Company generally does not have the ability to expedite this qualification process as the decisions are made independently by the individual customers. See "Risk Factors -- Unpredictability of Future Operating Results; Likely Fluctuations in Quarterly Operating Results."

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Revenues. Revenues increased 14.3%, from $9.9 million in the second quarter of fiscal 1997 to $11.3 million in the second quarter of fiscal 1998 primarily as a result of the increase in the number of facilities, the increase in installed curies of Cobalt 60 in its existing facilities which enabled the Company to process a higher volume of products, the expansion of both the Company's medical and non-medical businesses and an increase in revenues from the Company's premium services. While there can be no assurance, the Company believes that the trend toward increased non-medical sterilization services is likely to continue. See "Risk Factors -- Uncertainty of Expansion in Non-medical Markets."

     Cost of revenues. Cost of revenues increased from $4.8 million in the second quarter of fiscal 1997 to $5.9 million in the second quarter of fiscal 1998. Gross margin decreased from 50.9% in the second quarter of fiscal 1997 to 47.7% in the first quarter of fiscal 1998, due primarily to costs associated with the opening and initial operation of new facilities in Gurnee, Illinois, Hayward, California and Fort Worth, Texas, which were offset in part by greater utilization of the Company's existing facilities and a higher percentage of revenue attributable to premium services. Gross margin has not, to date, been impacted significantly by the mix of revenue derived from the Company's medical and non-medical customers.

     General and administrative. General and administrative expenses decreased 10.8%, from $1.8 million in the second quarter of fiscal 1997 to $1.6 million in the second quarter of fiscal 1998. The decrease from the second quarter of fiscal 1997 to the second quarter of fiscal 1998 was primarily attributable to the reassignment in personnel from general and administrative to marketing and sales positions which was partially offset by an increase in facility general and administrative personnel and associated expenditures due to the addition of new facilities. As a percentage of revenues, these expenses decreased from 18.4% in the second quarter of fiscal 1997 to 14.3% in the second quarter of fiscal 1998. The decrease in general and administrative expenses as a percentage of revenues was primarily due to economies of scale achieved as the Company's revenues increased.

     Marketing and selling. Marketing and selling expenses increased 21.3%, from $708,000 in the second quarter of fiscal 1997 to $859,000 in the second quarter of fiscal 1998. As a percentage of revenues, these expenses increased from 7.1% in the second quarter of fiscal 1997 to 7.6% in the second quarter of fiscal 1998. These increases were primarily attributable to the addition of sales and marketing personnel at the facility and corporate level as well as increased travel and marketing costs.

     Research, development and engineering. Research, development and engineering expenses decreased 23.8%, from $386,000 in the second quarter of fiscal 1997 to $294,000 in the second quarter of fiscal 1998. As a percentage of revenues, these expenses decreased from 3.9% in the second quarter of fiscal 1997 to 2.6% in the second quarter of fiscal 1998. These decreases are primarily attributable to a reduction in professional fees associated with project development as well as a reduction in travel costs.

     Other income (expense). Net interest expense remained unchanged from the second quarter of fiscal 1997 to the second quarter of fiscal 1998. Other expense includes an estimated loss on investment for the three months ended September 30, 1996.

     SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Revenues. Revenues increased 22.2%, from $18.0 million in the first half of fiscal 1997 to $22.0 million in the same period of fiscal 1998. This increase is due primarily to the addition of the former facilities of RTI and the Gurnee, Hayward and Fort Worth facilities, increased installed capacity of Cobalt 60 in its existing facilities which enabled the Company to process higher volumes of products, the expansion of the Company's non-medical business and an increase in revenues from the Company's premium services.

     Cost of revenues. Cost of revenues increased from $9.1 million in the first half of fiscal 1997 to $11.7 million in the same period of fiscal 1998. Gross margin decreased from 49.3% in the first half of fiscal 1997 to 46.9% in the same period of fiscal 1998. The decrease in gross margin from the first half of fiscal 1997 to the same period of fiscal 1998 was due primarily to costs associated with the opening and initial operation of new facilities in Gurnee, Illinois, Hayward, California and Fort Worth, Texas, which were offset in part by greater utilization of the Company's existing facilities and a higher percentage of revenue attributable to premium services. Gross margin has not, to date, been impacted significantly by the mix of revenue derived from the Company's medical and non-medical customers. The Company expects gross margin to fluctuate in future periods, and that it may be negatively impacted to the extent the Company adds facilities and continues to expand its installed capacity of Cobalt 60. The Company's cost of revenues is subject to fluctuations based upon changes in currency exchange rates between the U.S. dollar and the Canadian dollar because payments under certain of the Company's Cobalt 60 operating leases are payable in Canadian dollars.

     General and administrative. General and administrative expenses increased 1.0%, from $3.2 million in the first half of fiscal 1997 to $3.3 million in the same period of fiscal 1998. The increase from the first half of fiscal 1997 to the same period of fiscal 1998 was primarily attributable to the addition of the former RTI facilities, the Gurnee, Hayward and Fort Worth facilities. As a percentage of revenues, these expenses decreased from 17.9% to 14.8% in the first half of fiscal 1997 and 1998, respectively. The decrease in general and administrative expenses as a percentage of revenue from the first half of fiscal 1997 to the same period of fiscal 1998 was primarily due to economies of scale achieved as the Company's revenues increased. The Company expects general and administrative expenses will increase as the Company adds facilities and incurs additional costs related to being a public company.

     Marketing and selling. Marketing and selling expenses increased 32.6%, from $1.3 million in the first half of fiscal 1997 to $1.7 million in the same period of fiscal 1998. As a percentage of revenues, these expenses increased from 7.0% to 7.6% in the first half of fiscal 1997 and 1998, respectively. These increases are primarily attributable to increased sales and marketing personnel at the facility and corporate level and increased travel and advertising expenses. The Company expects marketing and selling expenses will continue to increase in absolute dollars.

     Research, development and engineering. Research, development and engineering expenses decreased 8.0%, from $659,000 in the first half of fiscal 1997 to $606,000 in the same period of fiscal 1998. The decrease from the first half of fiscal 1997 to the same period of fiscal 1998 is primarily attributable to a reduction in professional fees associated with project development as well as a reduction in travel costs. As a percentage of revenues, these expenses decreased from 3.7% to 2.8% in the first half of fiscal 1997 and 1998, respectively. The Company expects research, development and engineering expenses will increase in absolute dollars as new projects are developed.

     Other income (expense). Net interest expense increased 13.1%, from $931,000 in the first half of fiscal 1997 to $1.1 million in the same period of fiscal 1998. The majority of the increase in net interest expense is a result of lower average cash balances in the first half of fiscal 1998 due to the Company's funding of the development of new facilities and increased interest rates on the Company's Industrial Revenue Bonds ("IRBs"). Other expense includes an estimated loss on investment for the six months ended September 30, 1996.

     Provision for income taxes. The provision for income taxes for fiscal 1998 and 1997 differs from the statutory rate primarily due to state income taxes. The Company's net deferred tax liabilities in the first half of fiscal 1997 and the same period of fiscal 1998 relate primarily to accelerated tax depreciation taken in excess of book depreciation.

     Adoption of new accounting standards. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods.

LIQUIDITY AND CAPITAL RESOURCES

     In August 1997, the Company completed its initial public offering of Common Stock, raising approximately $21.4 million, net of expenses. Prior to the initial public offering, the Company has financed its operations with cash from operations, capital leases, IRB and bank financing, and the private placement of equity securities. At September 30, 1997, the Company had $25.7 million in cash and cash equivalents and $22.1 million in working capital.

     Net cash provided by operating activities was $5.7 million and $4.8 million in the first half of fiscal 1998 and 1997, respectively. Net cash provided by operating activities in the first half of fiscal 1998 and the same period of fiscal 1997 was primarily attributable to net income plus depreciation and amortization.

     Net cash used in investing activities was $5.2 million and $14.3 million in the first half of fiscal 1998 and 1997, respectively, primarily attributable to the purchase of property, plant and equipment (including Cobalt 60).

     Net cash provided by financing activities was $23.2 million and $2.8 million in the first half of fiscal 1998 and 1997, respectively. Net cash provided by financing activities in the first half of fiscal 1998 was primarily attributable to the Company's initial public offering as well as the issuance of a $5.0 million IRB used to finance the Fort Worth II facility. Net cash provided by financing activities in the first half of fiscal 1997 was generated primarily from an increase in IRB financing and borrowings under term loan line of credit, offset in part by the repayment of bank and Cobalt 60 financing.

     Noncash financing activities included the acquisition of Cobalt 60 through capital leases totaling $1.5 million in the first half of fiscal 1997 (none in fiscal 1998). These leases have terms of 15 years.

     The Company has a $3.5 million revolving line of credit with a bank, with a variable interest rate (7.5% at September 30, 1997), collateralized by certain assets of the Company. The line of credit is payable on demand, and at September 30, 1997, no balance was outstanding under this line of credit.

     At September 30, 1997, the Company had $36.5 million in IRB financing which bears interest at variable rates (4.1% and 3.75% at September 30, 1997), and $750,000 in IRB financing which bears interest at a fixed rate of 10.0%. The IRBs are collateralized by certain assets of the Company and by letters of credit with a bank. The Company is able to issue only $2.7 million of additional tax-free IRBs until it reaches the maximum aggregate tax-free IRB limit of $40.0 million. Thereafter, the Company will be required to obtain any additional financing through higher cost funding sources.

     The Company had capital expenditures of $4.6 million and $14.1 million in the first half of fiscal 1998 and 1997, respectively. The Company currently expects to make additional capital expenditures during the remainder of fiscal 1998.

     SteriGenics believes that existing cash balances, cash expected to be generated from operations and available credit facilities, will be sufficient to fund the Company's anticipated capital expenditures and operations at least through the end of fiscal 1999. There can be no assurance that the adequate sources of capital will be available in the future or, if available, will be on terms acceptable to the Company.

     The Company believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, invest in or acquire complementary businesses, products or technologies. The Company may effect additional equity or debt financing to fund such activities. The sale of additional equity or convertible debt could result in additional dilution to the Company's shareholders.

                  RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks. These risks should be read in conjunction with the "Risk Factors" section included in the Company's Registration Statement on Form S-1 as declared effective by the SEC on August 13, 1997 (Reg. No. 333-30047).

UNPREDICTABILITY OF FUTURE OPERATING RESULTS; LIKELY FLUCTUATIONS IN QUARTERLY OPERATING RESULTS.

     The Company has experienced, and expects to continue to experience, significant fluctuations in revenues and operating results from quarter to quarter. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful, and that such comparisons cannot be relied upon as indicators of future performance. In addition, there can be no assurance that the Company's revenues will grow or be sustained in future periods or that the Company will maintain its current profitability in the future. A significant component of such quarterly fluctuations results from fluctuations in the demand by the Company's customers for Gamma sterilization services due to varying manufacturing cycles, changes in demand for customers' products and seasonality related to growth cycles for spices and herbs and the deferral of elective surgery procedures during the year-end holiday season. Other factors that could cause the Company's operating results to vary significantly from period to period include volatility in the market for medical devices; the ability of the Company to deliver sterilization services in a timely and cost effective manner; the ability of the Company to expand successfully in the non-medical sterilization services market; the timing and size of orders from the Company's customer base; the ability of the Company to obtain supplies of Cobalt 60 on a timely basis and at a reasonable cost; fluctuations in currency exchange rates between the U.S. dollar and the Canadian dollar which affect the Company's interest expense and cost of revenues because payments under certain of the Company's Cobalt 60 capital and operating leases are payable in Canadian dollars; the costs associated with customer product being damaged as a consequence of overdosing and other factors; changes in interest rates; regulatory matters; seasonality associated with historical decreases in medical procedures during the fourth calendar quarter; and litigation, acquisitions and other extraordinary events. The Company's results of operations are also influenced by competitive factors, including the pricing and availability of the Company's and competing sterilization services; the acceptance of Gamma sterilization as a means of sterilizing products as opposed to other methods of sterilization; the ability of the Company's competitors to obtain orders from the Company's customers; the establishment of in-house sterilization capabilities by the Company's customers; the acquisition of the Company's customers by entities that do not use the Company's sterilization services; the timing of new service or technology announcements and releases by the Company and its competitors; and the entry of new competitors into the market for sterilization and radiation processing services. A large portion of the Company's expenses are fixed and difficult to reduce in a short period of time. If revenues do not meet the Company's expectations, the Company's fixed expenses would exacerbate the effect of such a shortfall on net income.

     Additional factors that have a significant impact on the Company's results of operations are the timing of construction and commencement of operations of new facilities. Building new facilities requires significant capital investments in construction, equipment and Cobalt 60. In addition to incurring costs associated with building and equipping such facilities, the Company also incurs costs related to Cobalt 60 and higher personnel costs in the months preceding initial operation. In the past, as a result of their own internal procedures, customers have delayed qualification and use of new facilities until they had been operational for a specified period of time of up to 12 months. As a result, the Company failed to realize a portion of anticipated revenues for the facility pending such qualification, while incurring significant start-up costs, both of which adversely affected the Company's results of operations. The Company does not currently have any specific plans for new facilities.

     Due to these factors, as well as other unanticipated factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts or investors. In such event, the price of the Company's Common Stock would be materially adversely affected.

DEPENDENCE ON MEDICAL PRODUCTS CUSTOMERS.

     The Company derives a substantial portion of its revenues from the sale of sterilization services to manufacturers of medical devices, labware and eyecare products ("medical products"), and the Company expects that the sterilization of medical products will continue to account for a significant portion of the Company's revenues for the foreseeable future. The future success of the Company thus depends to a considerable extent upon the continued growth of the market for medical products. In particular, a significant aspect of the Company's medical products business is the sterilization of single-use medical devices. As a result, the future success of the Company depends in part on continued growth in the market for single-use medical devices. There has recently been an increasing focus on reusable medical devices and, therefore, there can be no assurance that use of reusable medical devices will not increase. Any significant increase in the use of reusable medical devices would decrease the use of single use devices of the type sterilized by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that continued growth in the use of medical products depends on a number of factors, including the impact of health reform proposals. The Company believes that government and private insurance company efforts to contain or reduce health care costs are likely to continue. These trends may lead to fewer medical procedures being performed or the increased use of reusable medical devices, either of which could negatively impact the demand for the Company's services. Loss of significant business from medical products manufacturers, including reductions caused by large customers establishing captive facilities, changes in such customers' competitive position, a decision to purchase contract sterilization services from other suppliers or a downturn in the medical products market, would have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION.

     The market for sterilization services is intensely competitive and is characterized by significant price competition. The Company's market is fragmented as a result of geographical limitations on the transportation of products for sterilization, multiple technologies and the mix of captive and contract sterilization facilities. In particular, the Company currently faces competition from four other providers of contract Gamma sterilization services, five providers of contract electron beam ("E-Beam") sterilization services and a significantly larger number of providers of contract EtO sterilization services. The Company competes with other companies that provide Gamma sterilization services, the most significant of which is STERIS Corporation's wholly-owned subsidiary, Isomedix, Inc. ("Isomedix"). In addition, many products that can be sterilized using Gamma can also be sterilized using either EtO or E-Beam sterilization. As a result, the Company also competes with companies that process products using EtO or E-Beam technology. Companies processing products using EtO include Cosmed Group, Inc., Griffith Micro Science, Inc. and Isomedix. Certain of the Company's competitors and potential competitors have substantially greater financial, marketing, distribution, technical and other resources than the Company or offer multiple sterilization technologies, which may enable them to address a broader range of the sterilization requirements of individual customers. In addition, the Company competes with manufacturers that have or are considering establishing in-house sterilization capabilities. The Company may also in the future face competition from suppliers of Cobalt 60 radioisotope, particularly MDS Nordion, Inc. ("Nordion"), as well as foreign providers of sterilization services. In addition, Isomedix has announced its intention to enter the California market for sterilization services, which would increase competition in that market. To the extent that the Company expands into international markets it will also be faced with competition from existing providers of sterilization in those markets.

     On September 17, 1997, STERIS Corporation completed its announced acquisition of Isomedix. STERIS Corporation is a leading provider of infection prevention, contamination protection and surgical support systems, products, services and technologies to health care, scientific, research and industrial customers. The acquisition will increase Isomedix's financial, management and marketing resources. STERIS

Corporation has announced its intention to expand the combined entity into other domestic market segments as well as the international sterilization services market. As a result of these factors, the acquisition could increase pricing pressure and competition in the sterilization services market.

     In recent years, price competition in the sterilization services industry has intensified. The Company may in the future face increased competition from companies that employ new or improved technologies or that offer sterilization services that are more effective or less costly than those developed and marketed by the Company. Such competition could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to continue to compete effectively or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTY OF EXPANSION IN NON-MEDICAL MARKETS.

     While the Company has traditionally focused primarily on the medical products market, it has recently increased its efforts in the non-medical contract sterilization services market. The Company currently sterilizes a wide range of food ingredients and consumer products, including cosmetics, spices and herbs. In addition, the Company processes various industrial compounds. Many of the non-medical markets for Gamma sterilization and processing are new and emerging, and there can be no assurance that any of these markets will develop at the anticipated rate, if at all.

     Approval for the irradiation of food products is regulated by the FDA and the United States Department of Agriculture (the "USDA"). The FDA has approved radiation for the processing of a variety of foods, including pork, poultry and fresh fruits and vegetables. However, only limited commercial sales of irradiated food have taken place. The FDA is currently considering a petition to approve the irradiation of fresh packaged red meats in order to eliminate E. coli and other harmful pathogens. Any irradiation processing of meat or poultry is also regulated by the USDA, which requires preapproval of the irradiation process. Although the Company may in the future seek to take advantage of opportunities to sterilize meat and poultry products, the sterilization of fresh food products such as meat and poultry would require significant changes in the Company's processing techniques, including the redesign of facilities and the addition of refrigeration capabilities. In addition, current FDA rules and regulations require the labeling of any retail food product that is irradiated, and to date there has been significant consumer resistance to irradiated food. As a result, there can be no assurance that Gamma sterilization of food products will gain public acceptance or will ultimately prove commercially feasible in the U.S. or that the Company would undertake to expand its irradiation activities to include meat and poultry.

RISKS RELATED TO GEOGRAPHIC EXPANSION USING THE MINICELL; RISKS RELATED TO INTERNATIONAL OPERATIONS.

     A key element of the Company's strategy is to expand geographically into smaller regional markets and internationally using the MiniCell. There can be no assurance that manufacturers in these markets will use the Company's facilities, that such manufacturers will pay higher sterilization prices in exchange for lower transportation costs and a decrease in turn-around time or that the Company will receive enough volume of product to operate such facilities on a profitable basis. In addition, many manufacturers in these smaller markets currently use EtO to sterilize their products and would need to convert their products to Gamma. Failure of the Company to successfully introduce and operate MiniCells in these new markets could materially adversely affect the Company's business, financial condition and results of operations.

     If the Company is successful in expanding into international markets, it will be subject to a number of risks related to foreign operations, including fluctuations in currency exchange rates, political and economic conditions in various jurisdictions, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer accounts receivable payment cycles and potentially adverse tax consequences. There can be no assurance that such factors will not have a material adverse effect on the Company's future operations outside the U.S. In addition, in the past the Company has been unsuccessful in its attempts to penetrate international markets and in fiscal 1995 wrote-off a total of $3.0 million invested in joint ventures in Taiwan and Indonesia.

UNCERTAINTIES RELATED TO MINICELL LEASING.

     The Company's ability to successfully lease its MiniCell will depend upon the acceptance of the Company's technology and the concept of "in-house outsourcing" (utilizing third party contractors to provide services within a manufacturer's own facility) by manufacturers with high volume sterilization needs, as well as upon the Company's ability to enter into favorable leasing terms with potential customers. The Company has not yet leased a MiniCell, and there can be no assurance that manufacturers will elect to lease a MiniCell in lieu of relying on traditional in-house sterilization operations and contract sterilization providers or that any such leases will be on terms favorable to the Company. In addition, the leasing of the MiniCell will involve a significant commitment of management attention and resources by prospective customers and may require input from and approval at multiple levels of a customer's organization. Accordingly, the Company anticipates that the MiniCell leasing process will be subject to long sales cycles typically associated with significant capital expenditures. Delay in or the failure to lease the MiniCell could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON A SINGLE TECHNOLOGY.

     The Company performs all of its sterilization services using Gamma radiation. Because of its use of a single technology, a decline in the demand for, or the pricing of, Gamma sterilization services would have a material adverse effect on the Company's business, financial condition and results of operations. To remain competitive, the Company may also need to respond quickly to technological changes and innovations in the sterilization services market, including changes in the technologies used to perform sterilization services that could render Gamma sterilization obsolete or noncompetitive. The Company is also dependent upon continued consumer acceptance of the Gamma sterilization of medical products. Failure by the Company to quickly and effectively respond to changes in the sterilization market, including the development of new technologies, or a significant increase in consumer resistance to products sterilized by Gamma, could have a material adverse effect on the Company's business, financial condition and results of operations.

SUBSTANTIAL DEBT.

     As of September 30, 1997, the Company's total consolidated liabilities were $62.6 million, of which $44.9 million represents long-term debt (including current portion), its total consolidated assets were $117.3 million and its total stockholders' equity was $54.7 million. The Company's substantial level of debt presents the risk that the Company might not generate sufficient cash to service the Company's indebtedness, including its Industrial Revenue Bonds ("IRBs"), or that its debt level could limit its ability to finance an acquisition and develop additional projects, to compete effectively or to operate successfully under adverse economic conditions. As of September 30, 1997, the Company had $36.5 million of tax-free IRBs outstanding with interest rates as of September 30, 1997 of 4.1% and 3.75% and a $750,000 tax-free IRB with a fixed interest rate of 10.0%. The maximum aggregate amount of tax-free IRBs that the Company may issue is $40.0 million. Once the Company has issued the maximum amount of tax-free IRBs, it will be required to obtain any additional financing through higher cost funding sources. Each of the Company's IRBs is collateralized by certain assets of the Company. The Company is also required, under certain IRB agreements, to maintain cash reserves in the amount of the bond interest payments due within one year. As a result, such cash is not available to the Company for working capital or other purposes.

RISKS RELATED TO GOVERNMENT REGULATION AND STANDARDS COMPLIANCE.

     The Company's business is subject to various federal, state and local laws, regulations, agency actions and court decisions. Although the Company believes it has received all licenses and permits necessary to conduct its current sterilization business, there can be no assurance that the Company will not be found in violation of applicable requirements or that governmental bodies will not seek to impose regulatory requirements not now anticipated on the Company and its business. In addition, the long-term course of regulatory policy cannot be predicted and, there can be no assurance that laws and regulations will not be applied in a manner that adversely affects the Company. The imposition of such regulatory requirements could force the Company to alter or cease operations of its facilities and could otherwise have a material adverse effect on the Company's business, financial condition and results of operations.

     The design, construction, use and operation of commercial irradiation facilities such as those operated by the Company, and byproduct materials used in such facilities, are extensively regulated by the United States Nuclear Regulatory Commission (the "NRC"), or in some cases by various state regulatory agencies and authorities that undertake comparable regulatory functions from the NRC (the "Agreement States"). In addition, the Company is subject to various local zoning and permit rules in the construction of its facilities. The Company's facilities are subject to regulation by additional regulatory bodies at the federal, state and local levels, depending upon the type of product that is being irradiated. The Company's facilities are subject to the requirements of the FDA when irradiating medical devices, foods, cosmetics or food or drug packaging materials. In addition, if the Company were to begin processing meat or poultry products, it would become subject to the requirements of the Food Safety and Inspection Service of the USDA, which would require preapproval of the irradiation process for meat and poultry. The Company is also subject to the requirements of other federal agencies, such as the United States Occupational Safety and Health Administration and the United States Environmental Protection Agency (the "EPA"). In addition, the Company is subject to the regulatory requirements of the state and local agencies in the jurisdictions where the various irradiation facilities are located.

     In addition to extensive regulation by various governmental bodies and agencies, the Company is subject to standards, guidelines and requirements established by industry organizations and other nongovernmental bodies, such as the International Standards Organization ("ISO") and the Association for the Advancement of Medical Instrumentation ("AAMI"). The ISO 9002 Standard is an international quality standard that requires the Company to implement and document an effective quality assurance program which is subject to quality systems surveillance audits every six months.

     Changes in, or reinterpretations of, existing requirements and standards or adoption of new requirements beyond those described below or the failure at any time to comply with any applicable material regulations and standards could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not incur significant costs to comply with laws, regulations and other requirements in the future or that such laws, regulations and other requirements will not have a material adverse effect upon the Company's business, financial condition and results of operations.

     Violations of or noncompliance with applicable governmental requirements may result in an enforcement action including, among other things, a notice of violation, imposition of civil penalties, suspension, modification or revocation of any applicable license, criminal prosecution, or withholding or recall of the nuclear byproduct material held by the Company. Any such action would have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS OF OPERATING FACILITIES USING RADIOACTIVE MATERIAL.

     The operation of the Company's commercial irradiation facilities involves special safety risks, potential liabilities related to exposure to radioactive material, and specific regulatory, radiological health and safety and environmental requirements and may raise concerns with respect to both worker safety and community reaction. Should an incident involving unplanned exposure beyond regulatory limits to radioactive materials occur at any of the Company's facilities, the resultant liability could be substantial. Such an incident would also result in adverse community reaction, which could impact the Company's ability to continue to operate any facility involved in such an incident, as well as similar facilities. In the event any losses or liabilities related to such an incident are underinsured or exceed accumulated funds, or adequate recovery is not possible, the Company's business, financial condition and results of operations would be materially adversely affected.

     There is potential risk that workers in the Company's facilities may be exposed to radiation beyond regulatory limits. In addition, the Company may encounter resistance from those in the communities where it seeks to build additional facilities or be subject to protests or other actions in areas where it has facilities based on perceived risk of exposure to radiation on the part of those living in the communities surrounding the Company's facilities. Any actual or perceived exposure to radiation as a result of the Company's activities or a failure related to the Company's safety procedures could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Cobalt 60 stored in water shielding pools at each of the Company's facilities is double encapsulated in stainless steel. There can be no assurance that these stainless steel capsules will not corrode. In 1995, the Company encountered minor corrosion in the outer encapsulation of certain of its Cobalt 60 rods, requiring their replacement. Since the quantity of Cobalt 60 in a facility is the key determinant of the amount of product that can be processed, any significant delay in the replacement of such Cobalt 60 could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if the Company is determined to be responsible for the corrosion, it could be required to bear the costs of transportation and reencapsulation of the Cobalt 60. Furthermore, such corrosion, if undetected, could result in radioactive material being released into the water shielding pool, which could cause contamination of the pool and potentially the related facility. Any contamination resulting from such release and the related decontamination process would have a material adverse effect on the Company's business, financial condition and results of operations.

ENVIRONMENTAL AND RELATED RISKS.

     The Company's operations are subject to regulation by the EPA as well as state and local governmental agencies. Although there can be no assurance, the Company believes it currently maintains all licenses and permits necessary to conduct its current business and that it is in material compliance with applicable environmental, health and safety laws and regulations. The loss of any of the Company's licenses or permits could force the Company to suspend or terminate operations at one or more of its facilities or could otherwise have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS RELATED TO COBALT 60 SUPPLY.

     To date, the Company has obtained its supply of the Cobalt 60 radioactive isotope from three sources. The Company's primary sources of Cobalt 60 are Nordion, a Canadian company and the world's principal source of Cobalt 60, and REVISS Services (UK) Limited ("REVISS"), a United Kingdom company and formerly a division of Amersham International plc. In addition, the Company has purchased smaller amounts of its Cobalt 60 requirements from Neutron Products Inc., a Maryland corporation. While the Company has not experienced any shortages in Cobalt 60 supply since the mid-1980s and has various supply contracts in place, there can be no assurance that it will be able to obtain sufficient supplies of Cobalt 60 from Nordion, REVISS or other suppliers on acceptable terms or that it will be able to identify and qualify alternative sources. In addition, there is no assurance that Nordion will not in the future become a competitor of the Company in the delivery of sterilization services, which could result in a decrease in the availability of Cobalt 60 from Nordion. Recently, Nordion announced a joint venture with Griffith Micro Science, Inc. to provide sterilization services in Mexico. If interruptions in the supply or increases in the price of Cobalt 60 were to occur for any reason, including a decision by any of the Company's suppliers to decrease or discontinue supplies of Cobalt 60 to the Company, trade restrictions with Canada or the United Kingdom, political unrest, labor disputes or other factors, the Company's business, financial condition and results of operations would be materially adversely affected. Since the Company pays for Cobalt 60 primarily in Canadian dollars, and the Canadian dollar is currently trading at levels significantly lower than it has in recent years, the Company's results of operations may be adversely affected by fluctuations in currency exchange rates. In addition, the availability and price of Cobalt 60 to the Company and its suppliers is dependent in part on the political situation in countries with large deposits of Cobalt 59 (the material that is processed into Cobalt 60), such as the Democratic Republic of Congo and the republics of the former Soviet Union. Such countries have recently experienced political unrest. In addition, since mined Cobalt 59 must be converted into Cobalt 60 in nuclear reactors, the supply of Cobalt 60 to the Company's suppliers is dependent upon the availability of nuclear reactors to convert Cobalt 59 to Cobalt 60. An interruption in the Company's supply of Cobalt 60 or significant increase in the price the Company is required to pay for Cobalt 60 would have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS OF BUSINESS INTERRUPTION.

     Any prolonged disruption in the operations at any of the Company's facilities, whether due to technical or labor difficulties, regulatory action, destruction of or damage to any facility or other reasons, would have a material adverse effect on the Company's business, financial condition and results of operations. This risk is increased since customers generally seek to have their products sterilized within a 300 mile radius of their production or distribution facilities and, therefore, it is often not feasible to transfer products to other facilities in the event of a prolonged disruption in any facility. The Company is also susceptible to natural disasters, including earthquakes, hurricanes and tornadoes, as well as other catastrophic events such as fire. Furthermore, if additional capacity is required as a result of unplanned increases in demand for the Company's services, the Company may suffer delays and increased costs in establishing other facilities or increasing production at existing facilities that could adversely affect customer relationships, cause a loss of market opportunities and have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the failure to effectively implement any design or process changes could disrupt the sterilization process, which could also adversely affect customer relationships, cause a loss of market opportunities and have a material adverse effect on the Company's business, financial condition and results of operations.

MANAGING GROWTH; POTENTIAL ACQUISITIONS.

     The Company has recently experienced a period of revenue growth and an expansion in the number of its employees, the scope of its operating and financial systems and the geographic area of its operations. This growth has resulted in and may continue to result in new and increased responsibilities for management personnel and has placed additional demands upon the Company's management, operating and financial systems and resources. In order to successfully integrate its expanded operations and to manage future growth, if any, the Company will be required to implement new and expanded business and financial systems, procedures and controls, and to improve its accounting and other internal management systems. There can be no assurance that the Company's systems, procedures, controls and staffing will be successfully managed or will be adequate to successfully support the Company's operations. Failure to manage any future growth properly would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company may in the future undertake acquisitions that could present challenges to the Company's management, such as integrating and incorporating new operations, technologies and personnel. If the Company's management is unable to effectively manage these challenges, the Company's business, financial condition and results of operations could be materially adversely affected. Furthermore, there can be no assurance that any acquisitions will result in increased revenue or positively impact the Company's profitability. Moreover, any new acquisition, depending on its size, could result in the use of a significant portion of the Company's available cash or the acquisition of additional debt or, if such acquisition is made utilizing the Company's securities, could result in significant dilution to the Company's stockholders. The Company does not currently have any understandings, commitments or agreements with respect to any potential acquisition or corporate partnering arrangements. While it is an element of the Company's strategy to pursue strategic acquisitions, the Company believes that the number of potential acquisition candidates in the domestic market is limited. Therefore, there can be no assurance that the Company will successfully complete any such transaction.

DEPENDENCE ON KEY PERSONNEL.

     The Company's progress to date has been highly dependent upon the skills of its key technical and management personnel, many of whom would be difficult to replace. To reach its future business objectives, the Company will need to hire additional qualified personnel in the areas of sales, engineering and management. There can be no assurance that the Company will be able to hire such personnel, as the Company must compete with other companies, academic institutions, government entities and other agencies. The number of persons with experience in the Gamma sterilization industry is limited, and as a result, competition for such personnel is intense. There can be no assurance that the Company can retain such personnel or that it can attract or retain other highly qualified personnel in the future. The Company maintains $2.0 million of key person life insurance on James F. Clouser, the Company's Chief Executive Officer and President. The loss of any of the Company's senior management, facilities managers or other key research, regulatory, technical or sales and marketing personnel, particularly if lost to competitors, or the failure of any key employee to perform well in his or her current position, could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the loss of James F. Clouser could have a material adverse effect on the Company's business, financial condition and results of operations.

FINANCIAL EXPOSURE TO PRODUCT LIABILITY CLAIMS.

     The Company faces the risk of financial exposure to product liability claims alleging that the Company's failure to adequately perform its services resulted in adverse effects. While the Company's customers are responsible for determining the appropriate dosage of radiation their products should receive, the Company is required to certify that such dose level was achieved. There can be no assurance that the Company will not be held liable for damages that are alleged to result from improper dosing or incorrect dosage instructions received from a customer. The Company currently maintains product liability insurance with a claims limit of $5.0 million per claim and $5.0 million in the aggregate. However, there can be no assurance that the Company will avoid significant product liability claims and attendant adverse publicity. Furthermore, there can be no assurance that the Company's product liability insurance is adequate or that such insurance coverage will remain available at acceptable costs. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, adverse product liability actions could negatively affect market acceptance of the Company's services and the Company's ability to obtain and maintain regulatory approval for its products.

CONTROL BY OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS.

     The Company's officers, directors and principal stockholders, and certain of their affiliates beneficially own approximately 66% of the Company's outstanding Common Stock. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company. Additionally, these stockholders have significant influence over the election of directors of the Company. This concentration of ownership may allow significant influence and control over decisions by the Board of Directors and corporate actions.

NEED FOR ADDITIONAL CAPITAL.

     The Company requires substantial working capital to fund its business, particularly for capital expenditures, including the construction of its facilities and acquisition of Cobalt 60. The Company believes that the net proceeds from the initial public offering, together with existing cash balances, funds expected to be generated from operations and available credit facilities, will be adequate to fund its operations at least through the end of fiscal 1999. There can be no assurance, however, that as a result of acquisitions, lower than anticipated cash flows or other unforeseen events the Company will not require additional debt or equity financing during such period or thereafter. Further, there can be no assurance that additional financing, if required, will be available to the Company on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its planned expansion, research, development and engineering programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or other assets. Accordingly, the inability to obtain or difficulty in obtaining such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY.

     The Company relies on a combination of copyright and trade secret protection and nondisclosure agreements to protect its proprietary rights. In addition, the Company has a U.S. patent application pending on its MiniCell. There can be no assurance, however, that patent and copyright law and trade secret protection will be adequate to deter misappropriation of its technology, that any patents issued to the Company will not be challenged, invalidated or circumvented, that the rights granted thereunder will provide competitive advantages to the Company, or that the claims under any patent application will be allowed. Furthermore, there can be no assurance that others will not independently develop similar processes or designs, duplicate the Company's processes or design around any patents issued to the Company. The Company may be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. The process of seeking patent protection can be time consuming and expensive and there can be no assurance that patents will be issued from currently pending or future applications or that any new patents that may be issued will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to the Company.

     The Company may in the future receive communications from third parties asserting that the Company is infringing certain patents and other intellectual property rights of others or seeking indemnification against such alleged infringement. No assurance can be given that any of these claims will not result in protracted and costly litigation, that damages for infringement will not be assessed or that should it be necessary or desirable to obtain a license relating to one or more of the Company's services or current or future technologies, the Company will be able to do so on commercially reasonable terms or at all.

POTENTIAL VOLATILITY OF STOCK PRICE.

     The trading price of the Company's Common Stock may be subject to wide fluctuations in response to factors including variations in the Company's financial results, comments by securities analysts, changes in earnings estimates by securities analysts, fluctuations in the stock prices of the Company's competitors, the Company's ability to successfully sell its services in the U.S. and overseas, any loss of key management, adverse regulatory actions or decisions, evidence regarding the safety or efficacy of Gamma radiation sterilization activities, announcements of extraordinary events such as litigation or acquisitions, announcements of technical innovations or changes in pricing policies by the Company or its competitors, the development of in-house sterilization capabilities by manufacturers, changing government regulations or industry standards and developments with respect to FDA or NRC or other government regulations, developments with respect to patents or other proprietary rights or public concern as to the safety of sterilization services performed by the Company, as well as changes in the market for medical products and general economic, political and market conditions, may have a significant effect on the market price of the Company's Common Stock. In addition, stock markets have experienced extreme price and volume trading volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many companies for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

ANTITAKEOVER EFFECT OF CERTAIN CHARTER AND BYLAW PROVISIONS.

     Certain provisions of the Company's Certificate of Incorporation may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire control of the Company. The Company's Certificate of Incorporation allows the Board of Directors to issue and determine the rights, powers and preferences of Preferred Stock without any vote or further action by the stockholders, and certain provisions of the Company's Certificate of Incorporation and Bylaws eliminate the right of stockholders to act by written consent without a meeting, and specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings. Certain provisions of Delaware law could also delay or make more difficult a merger, tender offer or proxy contest involving the Company, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met. The possible issuance of Preferred Stock, the procedures required for director nominations and stockholder proposals and Delaware law could have the effect of delaying, deferring or preventing a change in control of the Company, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of the Company's Common Stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock.

                           PART II: OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS -- NOT APPLICABLE

ITEM 2.    CHANGES IN SECURITIES -- NOT APPLICABLE

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES -- NOT APPLICABLE

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- NOT APPLICABLE

ITEM 5.    OTHER INFORMATION -- NOT APPLICABLE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           (a) EXHIBITS.
               The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.
           (b) REPORTS ON FORM 8-K.
                There were no reports filed during the quarterly period ending September 30,
           1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      STERIGENICS INTERNATIONAL, INC.

  --------------------------------            -----------------------------------------------
  Date                                                       James F. Clouser,
                                                   President and Chief Executive Officer

  --------------------------------            -----------------------------------------------
  Date                                                      James E. Williams,
                                                     Senior Vice President of Finance
                                              and Administration and Chief Financial Officer
                                               (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                          EXHIBIT TITLE
-------     -----------------------------------------------------------------------------------
   3.2      Amended and Restated Certificate of Incorporation of Registrant -- incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form
            S-1 (File No. 333-30047)
   3.3      Bylaws of Registrant -- incorporated herein by reference to Exhibit 3.3 to the
            Company's Registration Statement on Form S-1 (File No. 333-30047).
   4.1      Reference is made to Exhibits 3.2 and 3.3.
  11.1      Statement Regarding Computation of Earnings Per Share
  27.1      Financial Data Schedule