Form 10-Q/A
period 1997-09-30
STERIGENICS INTERNATIONAL INC
filed 1997-11-13
CIK 1009988

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                  FORM 10-Q/A
                            ------------------------

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

                                                      STERIGENICS INTERNATIONAL, INC.
November 13, 1997                                          /s/ JAMES F. CLOUSER
----------------------------------            -----------------------------------------------
Date                                                         James F. Clouser,
                                                   President and Chief Executive Officer

November 13, 1997                                          /s/ JAMES E. WILLIAMS
----------------------------------            -----------------------------------------------
Date                                                        James E. Williams,
                                                     Senior Vice President of Finance
                                              and Administration and Chief Financial Officer
                                               (Principal Financial and Accounting Officer)