Form 10-Q
period 1997-12-31
STERIGENICS INTERNATIONAL INC
filed 1998-02-12
CIK 1009988

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

                        COMMISSION FILE NUMBER 000-22909

                            ------------------------

                        STERIGENICS INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     95-3323502
       (STATE OR OTHER JURISDICTION OF                       I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER

        4020 CLIPPER COURT FREMONT, CA                          94538-6540
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

                                YES [X]  NO [ ]

     Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date:

                    CLASS                          OUTSTANDING AS OF: DECEMBER 31, 1997
--------------------------------------------------------------------------------------------
                 Common Stock                                   6,939,846

================================================================================

                        STERIGENICS INTERNATIONAL, INC.

                                     INDEX

                                                                                           PAGE
                                                                                           NO.
                                                                                           ----
PART I.        FINANCIAL INFORMATION
Item 1.        Condensed Consolidated Financial Statements
               Condensed Consolidated Balance Sheets as of December 31, 1997 and March
               31, 1997................................................................      3
               Condensed Consolidated Statements of Income for the Three Months and
               Nine Months Ended December 30, 1997 and 1996............................      4
               Condensed Consolidated Statements of Cash Flows for the Nine Months
               Ended December 31, 1997 and 1996........................................      5
               Notes to Condensed Consolidated Financial Statements....................      6
Item 2.        Management's Discussion and Analysis of Results of Operations and
               Financial
               Condition...............................................................      9
PART II.       OTHER INFORMATION
Item 1.        Legal Proceedings.......................................................     25
Item 2.        Changes in Securities...................................................     25
Item 3.        Defaults Upon Senior Securities.........................................     25
Item 4.        Submission of Matters to a Vote of Security Holders.....................     25
Item 5.        Other Information.......................................................     25
Item 6.        Exhibits and Reports on Form 8-K........................................     25
Signatures.............................................................................     26

                        STERIGENICS INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1997 AND MARCH 31, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                                       DECEMBER 31,     MARCH 31,
                                                                           1997          1997(1)
                                                                       ------------     ---------
Current Assets
  Cash and cash equivalents:
     Unrestricted....................................................    $ 21,283        $ 1,072
     Restricted......................................................         900            885
  Accounts receivable, net of allowance of $154 and $253 at December
     31, 1997 and March 31, 1997.....................................       5,302          4,592
  Prepaid expenses and other current assets..........................         942            801
Deferred income taxes................................................       1,109          1,109
                                                                         --------        -------
Total current assets.................................................      29,536          8,459
Property, plant and equipment, net...................................      84,555         80,330
Other assets.........................................................       7,375          2,878
                                                                         --------        -------
     Total assets....................................................    $121,486        $91,667
                                                                         ========        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable.....................................................    $    413        $ 1,462
Income taxes payable.................................................       2,684            677
Accrued liabilities..................................................       6,912          6,097
Current portion of capital lease obligations.........................       2,913          3,152
Current portion of long-term debt....................................         250            250
                                                                         --------        -------
Total current liabilities............................................      13,172         11,638
Capital lease obligations, less current portion......................       3,998          6,140
Long-term debt, less current portion.................................      36,750         32,000
Deferred income taxes................................................       9,409          9,409
Series A redeemable preferred stock $0.001 par value:
  Authorized shares -- 100,000
  Issued and outstanding shares -- None as of December 31, 1997 and
     15,000 as of March 31, 1997.....................................          --          1,500
Stockholders' equity:
Convertible preferred stock, Series B and C, $0.001 par value:
  Authorized shares -- 1,772,728
  Issued and outstanding shares -- None at December 31, 1997 and
     1,772,727 at March 31, 1997.....................................          --              2
Common stock, $0.001 par value:
  Authorized shares -- 15,000,000
  Issued and outstanding shares -- 6,939,846 at December 31, 1997 and
     3,056,042 at March 31, 1997.....................................           7              3
Additional paid-in capital...........................................      38,217         14,727
Notes receivable from sale of common stock...........................         (68)           (88)
Retained earnings....................................................      20,001         16,336
                                                                         --------        -------
Total stockholders' equity...........................................      58,157         30,980
                                                                         --------        -------
     Total liabilities and stockholders' equity......................    $121,486        $91,667
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

                        STERIGENICS INTERNATIONAL, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                                          DECEMBER 30,           DECEMBER 30,
                                                       ------------------     -------------------
                                                        1997        1996       1997        1996
                                                       -------     ------     -------     -------
Revenues.............................................  $11,849     $9,657     $33,871     $27,684
Cost of revenues.....................................    6,323      5,498      18,019      14,641
                                                       -------     ------     -------     -------
                                                         5,526      4,159      15,852      13,043
Costs and expenses:
  General and administrative.........................    1,788      1,527       5,048       4,764
  Marketing and selling..............................      851        576       2,533       1,844
  Research, development and engineering..............      308        381         914       1,040
                                                       -------     ------     -------     -------
                                                         2,947      2,484       8,495       7,648
                                                       -------     ------     -------     -------
Income from operations...............................    2,579      1,675       7,357       5,395
Other income (expense):
  Interest expense, net..............................     (315)      (525)     (1,368)     (1,456)
  Other income (expense).............................        3        214          32         (72)
                                                       -------     ------     -------     -------
Income before provision for income taxes.............    2,267      1,364       6,021       3,867
Provision for income taxes...........................      884        539       2,356       1,528
                                                       -------     ------     -------     -------
Net income...........................................  $ 1,383     $  825     $ 3,665     $ 2,339
                                                       =======     ======     =======     =======
Pro forma basic net income per share.................  $  0.20     $ 0.17     $  0.63     $  0.48
                                                       =======     ======     =======     =======
Shares used in computing pro forma basic net income
  per share..........................................    6,833      4,861       5,846       4,861
                                                       =======     ======     =======     =======
Diluted net income per share.........................  $  0.18     $ 0.16     $  0.58     $  0.45
                                                       =======     ======     =======     =======
Shares used in computing diluted net income per
  share..............................................    7,513      5,165       6,350       5,165
                                                       =======     ======     =======     =======

     See accompanying notes to condensed consolidated financial statements.

                        STERIGENICS INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                            DECEMBER 31,
                                                                       -----------------------
                                                                         1997           1996
                                                                       --------       --------
OPERATING ACTIVITIES
Cash flows from operating activities:
  Income from continuing operations..............................      $  3,665       $  2,339
  Reconciliation to net cash provided by operating activities:
     Depreciation and amortization from continuing operations....         7,084          6,018
     Deferred income tax asset...................................            --            (21)
     Changes in assets and liabilities:
       Accounts receivable.......................................          (711)          (601)
       Prepaid expenses and other current assets.................           (97)          (670)
       Accounts payable and accrued liabilities..................         1,635          1,048
       Net assets of discontinued operations.....................            --             18
                                                                       --------       --------
Net cash provided by operating activities........................        11,576          8,131
INVESTING ACTIVITIES
Purchases of property, plant and equipment -- continued
  operations.....................................................        (7,589)       (18,342)
Acquisition of certain assets of Nicolet.........................        (5,001)            --
Loss from investment in joint venture............................            --            100
Other assets.....................................................        (1,058)        (1,005)
                                                                       --------       --------
Net cash used in investing activities............................       (13,648)       (19,247)
FINANCING ACTIVITIES
Issuance of Common Stock.........................................        21,429             --
Redemption of Preferred Stock....................................        (1,500)            --
Borrowings under industrial revenue bonds........................         5,000          8,750
Borrowings under term loan and line of credit....................           700          2,082
Borrowings under cobalt financing agreements.....................            --          2,508
Repayments on term loan, line of credit, industrial revenue bonds
  and capital leases.............................................        (3,331)       (10,831)
Increase in restricted cash......................................           (15)           (28)
                                                                       --------       --------
Net cash provided by financing activities........................        22,283          2,481
                                                                       --------       --------
Net increase (decrease) in unrestricted cash and cash
  equivalents....................................................        20,211         (8,635)
Unrestricted cash and cash equivalents at beginning of period....         1,072          9,062
                                                                       --------       --------
Unrestricted cash and cash equivalents at end of period..........      $ 21,283       $    427
                                                                       ========       ========
NONCASH FINANCING ACTIVITIES
Assets acquired under capital leases.............................      $     --       $  1,549
Common stock issued in connection with acquisition of Nicolet....      $  2,063       $     --

     See accompanying notes to condensed consolidated financial statements.

                        STERIGENICS INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

I.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts SteriGenics International, Inc. ("SteriGenics" or "the Company") and its wholly owned subsidiaries, SteriGenics East Corporation, SteriGenics International Holding Corporation, Inc. and RSI Leasing, Inc. All significant intercompany accounts and transactions have been eliminated.

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

II.  INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the unaudited interim financial statements at December 31, 1997 and for the three and nine months ended December 31, 1996 and 1997 include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position at December 31, 1997, and results of operations and cash flows for the three and nine months ended December 31, 1996 and 1997. Results for the three and nine months ended December 31, 1997 are not necessarily indicative of the results to be expected for the entire year.

III.  USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

IV.  BASIS OF NET INCOME PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), which was adopted on December 31, 1997. In accordance with the provisions of FAS 128, all prior period net income (loss) per share amounts have been restated to reflect basic and diluted per share amounts.

     Except as noted below, basic net income per share is computed using the weighted average number of shares of common stock outstanding. Pro forma basic net income per share is calculated as for basic net income per share, but assumes conversion of all convertible preferred stock which converted automatically in the initial public offering, even if antidilutive. Diluted net income per share includes potential common shares, when dilutive, from stock options (using the treasury stock method) and from convertible preferred stock (using the if-converted method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, potential common shares issued by the Company at prices below the initial public offering price during the twelve-month period prior to the offering have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method at an assumed initial public offering price) for both basic and diluted.

     The following table sets forth the computation of basic, pro forma basic, and diluted net income per share:

                        STERIGENICS INTERNATIONAL, INC.

                                                                 THREE MONTHS       NINE MONTHS
                                                                     ENDED             ENDED
                                                                 DECEMBER 31,      DECEMBER 31,
                                                                ---------------   ---------------
                                                                 1997     1996     1997     1996
                                                                ------   ------   ------   ------
Numerator for pro forma basic and diluted:
  Net income..................................................  $1,383   $  825   $3,665   $2,339
                                                                ======   ======   ======   ======
Denominator:
  Weighted average common shares outstanding..................   6,833    3,056    4,944    3,056
  Shares related to SEC Staff Accounting Bulletins............      --       32       16       32
                                                                ------   ------   ------   ------
Denominator for basic net income per share....................   6,833    3,088    4,960    3,088
  Conversion of preferred stock (pro forma)...................      --    1,773      886    1,773
                                                                ------   ------   ------   ------
Denominator for pro forma basic net income per share..........   6,833    4,861    5,846    4,861
Stock options.................................................     680      304      504      304
                                                                ------   ------   ------   ------
Denominator for diluted net income per share..................   7,513    5,165    6,350    5,165
                                                                ======   ======   ======   ======
Basic net income per share....................................  $  .20
                                                                ======
Pro forma basic net income per share..........................           $ 0.17   $ 0.63   $ 0.48
                                                                         ======   ======   ======
Diluted net income per share..................................  $ 0.18   $ 0.16   $ 0.58   $ 0.45
                                                                ======   ======   ======   ======

     Options to purchase 25,500 shares of common stock were outstanding in the nine months ended December 31, 1997 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

V.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income (FAS 130) and Statement No. 131, Disclosures About Segments of an Enterprise and Related Information (FAS 131). FAS 130 establishes rules for reporting and displaying comprehensive income. FAS 131 will require the Company to use the "management approach" in disclosing segment information. Both statements are effective for the Company during fiscal 1999. The Company believes that the adoption of either FAS 130 or FAS 131 will not have a material impact on the Company's results of operations, cash flows or financial position.

VI.  INITIAL PUBLIC OFFERING:

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

VII.  SUBSEQUENT EVENTS

     On December 31, 1997, the Company acquired certain assets of the Nicolet Electron Services Division of ThermoSpectra Corporation ("Nicolet") for a net purchase price of approximately $7 million, $5 million in cash and 109,307 shares of the Company's common stock valued at approximately $2 million. The consolidated statements of operations include the results of operations of Nicolet from the date of acquisition.

                        STERIGENICS INTERNATIONAL, INC.

The Company recorded approximately $3.4 million of goodwill in connection with the acquisition, which is being amortized over a twenty-year period.

     The following unaudited pro forma summary represents the Company's consolidated results of operations for the periods presented on the following basis; (i) as if the acquisition of Nicolet had occurred on April 1, 1996 and is therefore included in the year ended March 31, 1997 and the nine months ended December 31, 1996 and 1997; and (ii) RTI is included in all periods presented. Such pro forma results do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or the results which may occur in the future.

                                                                    NINE MONTHS ENDED DECEMBER
                                                                                31,
                                                                    ---------------------------
                                                                        1996           1997
                                                                    ------------   ------------
Pro forma net revenues............................................  $ 32,354,700   $ 36,755,006
Pro forma net income..............................................     2,804,886      4,482,436
Pro forma diluted net income per share............................          0.53           0.69

     On February 4, 1998, the Company filed a Form S-1, Registration Statement under the Securities Act of 1933 with the Securities and Exchange Commission to offer 2,000,000 shares of Common Stock, 575,000 shares of which are being sold by the Company and 1,425,000 shares are being sold by certain stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding future sales, market growth and competition. All forward-looking statements included in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Actual results could differ materially from the Company's current expectations. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors That May Affect Future Results" as well as those discussed in this section in the Company's Registration on Form S-1 as declared effective by the SEC on August 13, 1997 (Registration No. 333-30047). The Company's fiscal year ends on March 31. The fiscal year ended March 31, 1995 is referred to as fiscal 1995, the fiscal year ended March 31, 1996 is referred to as fiscal 1996, the fiscal year ended March 31, 1997 is referred to as fiscal 1997 and the fiscal year ending March 31, 1998 is referred to as fiscal 1998.

OVERVIEW

     Since its inception, SteriGenics has engaged primarily in the business of operating, designing and developing Gamma facilities to provide contract sterilization and radiation processing services to manufacturers of medical and non-medical products. The Company currently operates 12 Gamma facilities nationwide. In fiscal 1995, the Company opened mega-facilities in Corona, California and Charlotte, North Carolina. In fiscal 1997, the Company opened a mega-facility in Gurnee, Illinois and began operating three additional facilities in Haw River, North Carolina, Rockaway, New Jersey and Salem, New Jersey following its acquisition of certain assets of RTI. In fiscal 1998, the Company began operation of its first MiniCell facility in Hayward, California and opened its second Fort Worth, Texas facility. With the addition of these facilities, the Company's maximum Cobalt 60 capacity has increased from 32 million curies at the end of fiscal 1994 to a current capacity of 101 million curies.

     On December 31, 1997, the Company acquired certain assets of the Nicolet Electron Services Division of ThermoSpectra Corporation for approximately $5.0 million cash and 109,307 shares of the Company's Common Stock. As a result of the acquisition, the Company currently operates one E-Beam facility, located in San Diego, California. The acquisition was accounted for as a purchase.

     In order to more effectively address its customer base, the Company has divided its operations into two divisions: medical and non-medical products. While the Company's primary market continues to be the sterilization of medical products, the Company has increased its focus on the sterilization and processing of non-medical products. The Company has dedicated four of its Gamma facilities to processing primarily non-medical products. In addition, a significant portion of the Company's revenues from its E-Beam facility is generated from the processing of non-medical products.

     The Company's revenues have increased significantly from fiscal 1995 as the Company opened and acquired additional facilities, increased its loaded curies of Cobalt 60 and expanded its customer base. In addition, in recent years the Company generated incremental revenues by offering its customers premium services such as ExCell and GammaSTAT. Revenues are recognized upon completion of the sterilization or processing services.

     The Company's cost of revenues is comprised primarily of the depreciation of Cobalt 60, facilities and equipment; direct labor costs; facilities rental; and costs associated with facility quality assurance personnel. Since Cobalt 60 represents a significant portion of the Company's cost of revenues, Cobalt 60 efficiency and utilization are key determinants of the Company's gross margin. Cobalt 60 is amortized using an accelerated method (approximately 12.3% of net book value per year), which corresponds to its natural decay rate. As the Company periodically increases its installed capacity of Cobalt 60 in existing facilities or when it opens a new facility, it typically has excess capacity for some period of time, which can adversely affect gross margin. Correspondingly, once a facility reaches its break-even point for a given amount of Cobalt 60, there are relatively low costs associated with incremental revenues until such time as the amount of Cobalt 60 is increased. The Company's gross margin is also affected by the mix of standard services and higher margin premium services such as ExCell and GammaSTAT.

     From time to time, the Company has built or expanded facilities. The cost of construction of a facility is reflected as construction-in-progress until start-up of the facility, at which time depreciation commences. Building new facilities requires significant capital investments in building construction, equipment and, for Gamma facilities, in Cobalt 60. In addition to incurring costs associated with Cobalt 60, the Company also incurs incremental personnel costs in the months preceding initial operation and typically incurs substantial personnel and other operating expenses during the first several months of operations. These costs have historically exceeded revenues during the initial months of operation.

     As a result of their own internal procedures, customers often delay qualification and use of a new facility until it has been operational for periods of up to 12 months. As a result, in the past, the Company failed to realize a portion of anticipated revenues for the facility pending such qualification. Qualification generally requires the completion of various audit procedures by a customer's quality assurance personnel. Customers' decisions on timing of qualification of new facilities are based on various issues including internal policies and procedures, work load of internal quality assurance audit personnel and the need for amendments of certain FDA approvals. Certain customers will qualify a new facility shortly after opening, while others may delay for three, six, nine or twelve months depending on various internal issues. The Company generally does not have the ability to expedite this qualification process as the decisions are made independently by the individual customers. See "Risk Factors -- Unpredictability of Future Operating Results; Likely Fluctuations in Quarterly Operating Results."

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

     Revenues. Revenues increased 22.7%, from $9.7 million in the three months ended December 31, 1996 to $11.8 million in the three months ended December 31, 1997. This increase is due primarily to higher volume resulting from the operation of the former facilities of RTI for the entire period and the addition of the Gurnee, Hayward and Fort Worth II facilities, increased capacity of Cobalt 60 in its existing facilities which enabled the Company to process higher volumes of products, the expansion of the Company's non-medical business and an increase in revenues from the Company's premium services. While there can be no assurance, the Company believes that the trend toward increased non-medical sterilization services is likely to continue.

     Cost of revenues. Cost of revenues increased from $5.5 million in the three months ended December 31, 1996 to $6.3 million in the three months ended December 31, 1997. Gross margin increased from 43.1% in the three months ended December 31, 1996 to 46.6% in the three months ended December 31, 1997. The increase in gross margin was primarily due to economies of scale achieved as the Company's revenues increased. Gross margin has not, to date, been impacted significantly by the mix of revenue derived from the Company's medical and non-medical customers.

     General and administrative. General and administrative expenses increased 17.1%, from $1.5 million in the three months ended December 31, 1996 to $1.8 million in the three months ended December 31, 1997. The increase was primarily attributable to the operation of additional facilities. As a percentage of revenues, these expenses decreased from 15.8% in the three months ended December 31, 1996 to 15.1% in the three months ended December 31, 1997. The decrease in general and administrative expenses as a percentage of revenues was primarily due to economies of scale achieved as the Company's revenues increased. The Company expects general and administrative expenses will increase as the Company adds facilities and incurs additional costs related to being a public company.

     Marketing and selling. Marketing and selling expenses increased 47.7%, from $576,000 in the three months ended December 31, 1996 to $851,000 in the three months ended December 31, 1997. As a percentage of revenues, these expenses increased from 6.0% to 7.2% in the three months ended December 31, 1996 and 1997, respectively. This increase was primarily attributable to the increased sales and marketing personnel at the facility and corporate level and increased travel and advertising expenses. The Company expects that sales and marketing expenses will continue to increase in absolute dollars.

     Research, development and engineering. Research, development and engineering expenses decreased 19.2%, from $381,000 in the three months ended December 31, 1996 to $308,000 in the three months ended December 31, 1997. The decrease was primarily attributable to a reduction in professional fees associated with project development, as well as a reduction in travel costs. As a percentage of revenues, these expenses decreased from 3.9% to 2.6% in the three months ended December 31, 1996 and 1997, respectively. The Company expects research, development and engineering expenses will increase in absolute dollars as new projects are developed.

     Other income (expense). Net interest expense decreased 40.0%, from $525,000 in the three months ended December 31, 1996 to $315,000 in the three months ended December 31, 1997. The majority of the decrease in net interest expense is a result of higher interest income on the higher average cash balances during the three month period ending December 31, 1997. Other expense includes an estimated loss on investment for the three months ended December 31, 1996.

NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996

     Revenues. Revenues increased 22.3%, from $27.7 million in the nine months ended December 31, 1996 to $33.9 million in the nine months ended December 31, 1997. This increase is due primarily to higher volume resulting from the operation of the former facilities of RTI for the entire period and the addition of the Gurnee, Hayward and Fort Worth II facilities, increased installed capacity of Cobalt 60 in its existing facilities which enabled the Company to process higher volumes of products, the expansion of the Company's non-medical business and an increase in revenues from the Company's premium services.

     Cost of revenues. Cost of revenues increased from $14.6 million in the nine months ended December 31, 1996 to $18.0 million in the nine months ended December 31, 1997. Gross margin decreased from 47.1% in the nine months ended December 31, 1996 to 46.8% in the nine months ended December 31, 1997. The slight decrease in gross margin was due primarily to costs associated with the opening and initial operation of new facilities in Gurnee, Hayward and Fort Worth, which were substantially offset by greater utilization of the Company's existing facilities. Gross margin has not, to date, been impacted significantly by the mix of revenue derived from the Company's medical and non-medical customers. The Company expects gross margin to fluctuate in future periods, and that it may be negatively impacted as the Company adds facilities and continues to expand its installed capacity of Cobalt 60. The Company's cost of revenues is subject to fluctuations based upon changes in currency exchange rates between the U.S. dollar and the Canadian dollar because payments under certain of the Company's Cobalt 60 operating leases are payable in Canadian dollars.

     General and administrative. General and administrative expenses increased 6.0%, from $4.8 million in the nine months ended December 31, 1996 to $5.0 million in the nine months ended December 31, 1997. The increase was primarily attributable to the operation of additional facilities. As a percentage of revenues, these expenses decreased from 17.2% to 14.9% in the nine months ended December 31, 1996 and 1997, respectively. The decrease in general and administrative expenses as a percentage of revenue was primarily due to economies of scale achieved as the Company's revenues increased. The Company expects general and administrative expenses will increase as the Company adds facilities and incurs additional costs related to being a public company.

     Marketing and selling. Marketing and selling expenses increased 37.4%, from $1.8 million in the nine months ended December 31, 1996 to $2.5 million in the nine months ended December 31, 1997. As a percentage of revenues, these expenses increased from 6.7% to 7.5% in the nine months ended December 31, 1996 and 1997, respectively. This increase was primarily attributable to increased sales and marketing personnel at the facility and corporate level and increased travel and advertising expenses. The Company expects marketing and selling expenses will continue to increase in absolute dollars.

     Research, development and engineering. Research, development and engineering expenses decreased 12.1% from $1.0 million in the nine months ended December 31, 1996 to $914,000 in the nine months ended

December 31, 1997. The decrease was primarily attributable to a reduction in professional fees associated with project development, as well as a reduction in travel costs. As a percentage of revenues, these expenses decreased from 3.7% to 2.7% in the nine months ended December 31, 1996 and 1997, respectively. The Company expects research, development and engineering expenses will increase in absolute dollars as new projects are developed.

     Other income (expense). Net interest expense decreased 6.0% from $1.5 million in the nine months ended December 31, 1996 to $1.4 million in the nine months ended December 31, 1997. The decrease in net interest expense resulted from higher interest income on the higher average cash balances during the nine months ended December 31, 1997, which was offset in part by higher interest rates on certain of the Company's Industrial Revenue Bonds ("IRBs"). Other expense includes an estimated loss on investment for the nine months ended December 31, 1996.

     Provision for income taxes. The provision for income taxes for the nine months ended December 31, 1996 and 1997 differs from the statutory rate primarily due to state income taxes. The Company's net deferred tax liabilities in the nine months ended December 31, 1996 and 1997 relate primarily to accelerated tax depreciation taken in excess of book depreciation.

     Year 2000 Compliance. The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Management is in the process of working with its software vendors to assure that the Company is prepared for the year 2000. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance. The Company is currently implementing an upgrade to its management information system that the Company believes is year 2000 compliant. Any year 2000 compliance problem of either the Company or its suppliers or customers could materially adversely affect the Company's business, results of operations, financial condition and prospects.

     Adoption of new accounting standards. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which was adopted by the Company on December 31, 1997. Upon adoption, the Company was required to change the method currently used to compute earnings per share and to restate all prior periods.

     In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") and No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("FAS 131"). FAS 130 establishes rules for reporting and displaying comprehensive income. FAS 131 will require the Company to use the "management approach" in disclosing segment information. Both statements are effective for the Company during fiscal 1999. The Company believes that the adoption of either FAS 130 or FAS 131 will not have a material impact on its results of operations, cash flows, financial position or prospects.

LIQUIDITY AND CAPITAL RESOURCES

     In August 1997, the Company completed its initial public offering of Common Stock, raising approximately $21.4 million, net of expenses. Prior to the initial public offering, the Company has financed its operations with cash from operations, capital leases, IRB and bank financing, and the private placement of equity securities. At December 31, 1997, the Company had $22.2 million in cash and cash equivalents and $16.4 million in working capital.

     Net cash provided by operating activities was $11.6 million and $8.1 million in the nine months ended December 31, 1997 and 1996, respectively. Net cash provided by operating activities in the nine months ended December 31, 1997 and 1996 was primarily attributable to net income plus depreciation and amortization.

     Net cash used in investing activities was $13.6 million, and $19.2 million in the nine months ended December 31, 1997 and 1996, respectively, primarily attributable to the purchase of property, plant and equipment (including Cobalt
60) and, for the nine months ended December 31, 1997, the assets acquired in the Nicolet Acquisition.

     Net cash provided by financing activities was $22.3 million and $2.5 million in the nine months ended December 31, 1997 and 1996, respectively. Net cash provided by financing activities in the nine months ended December 31, 1996 was generated primarily from an increase in IRB financing ($8.8 million) offset in part by the repayment of bank and Cobalt 60 financing. Net cash provided by financing activities for the nine months ended December 31, 1997 was primarily attributable to net proceeds of $21.4 million from the Company's initial public offering in August 1997, and an increase in IRB financing, offset in part by the repayment of bank and Cobalt 60 financing.

     Noncash financing activities included the acquisition of Cobalt 60 through capital leases totaling $1.5 million in the nine months ended December 31, 1996 (none in the nine months ended December 31, 1997). These leases have terms of 15 years.

     The Company has a $3.5 million revolving line of credit with a bank, with a variable interest rate (8.5% at December 31, 1997), collateralized by certain assets of the Company. The line of credit is payable on demand, and at December 31, 1997, no amount was outstanding under this line of credit. The payment of cash dividends on the Company's Common Stock is limited by the terms of Company's revolving line of credit.

     At December 31, 1997, the Company had $36.5 million in IRB financing which bears interest at market rates (either 4.4% or 4.5% at December 31, 1997) and $500,000 in IRB financing which bears interest at a fixed rate of 10.0%. The IRBs are collateralized by certain assets of the Company at December 31, 1997 and by letters of credit with a bank. The Company is able to issue only $3.0 million of additional tax-free IRBs until it reaches the maximum aggregate tax-free IRB limit of $40.0 million. Thereafter, the Company will be required to obtain any additional financing through higher cost funding sources. See "Risk Factors -- Substantial Debt."

     The Company had capital expenditures of $7.6 million and $18.3 million in the nine months ended December 31, 1997 and 1996, respectively. The Company currently expects to make capital expenditures of approximately $18.0 million through the end of fiscal 1999.

     SteriGenics believes that existing cash balances, along with the anticipated net proceeds of its secondary offering (See "-- Notes to Condensed Consolidated Financial Statements -- Subsequent Events"), cash expected to be generated from operations and available credit facilities, will be sufficient to fund the Company's anticipated capital expenditures and operations at least through the end of fiscal 1999. There can be no assurance that adequate sources of capital will be available in the future or, if available, will be on terms acceptable to the Company. See "Risk Factors -- Need for Additional Capital."

     The Company believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, invest in or acquire complementary business, products or technologies. The Company may effect additional equity or debt financing to fund such activities. The sale of additional equity or convertible debt could result in additional dilution to the Company's shareholders.

                  RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks. These risks should be read in conjunction with the "Risk Factors" section included in the Company's Registration Statement on Form S-1 as declared effective by the SEC on August 13, 1997 (Registration No. 333-30047).

UNPREDICTABILITY OF FUTURE OPERATING RESULTS; LIKELY FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     The Company has experienced, and expects to continue to experience, significant fluctuations in revenues and operating results from quarter to quarter. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful, and that such comparisons cannot be relied upon as indicators of future performance. In addition, there can be no assurance that the Company's revenues will grow or be sustained in future periods or that the Company will maintain its current profitability in the future. A significant component of such quarterly fluctuations results from fluctuations in the demand by the Company's customers for sterilization and radiation processing services due to varying manufacturing cycles, changes in demand for customers' products and seasonality related to growth cycles for spices and herbs and decreased demand during the third fiscal quarter and the first part of the fourth fiscal quarter due to the holiday season. Other factors that could cause the Company's operating results to vary significantly from period to period include volatility in the market for medical devices; the ability of the Company to deliver services in a timely and cost effective manner; the ability of the Company to expand successfully in the non-medical sterilization and radiation processing market; the ability to effectively integrate and successfully expand its recently acquired E-Beam business; the timing and size of orders from the Company's customer base; the ability of the Company to obtain supplies of Cobalt 60 on a timely basis and at a reasonable cost; fluctuations in currency exchange rates because payments under certain of the Company's Cobalt 60 capital and operating leases are payable in Canadian dollars; fluctuations in the costs of electricity for the Company's E-Beam business; loss of processing time due to maintenance; the costs associated with customer product being damaged as a consequence of overdosing and other factors; changes in interest rates; regulatory matters; and litigation, acquisitions and other extraordinary events.

     The Company's results of operations are also influenced by competitive factors, including the pricing and availability of the Company's and competing sterilization and radiation processing services; the acceptance of Gamma and E-Beam radiation as a means of sterilizing and processing products as opposed to other technologies; the ability of the Company's competitors to obtain orders from the Company's customers; the establishment of in-house sterilization capabilities by the Company's customers; the acquisition of the Company's customers by entities that do not use the Company's services; the timing of new service or technology announcements and releases by the Company and its competitors; and the entry of new competitors into the market for sterilization and radiation processing services. A large portion of the Company's expenses are fixed and difficult to reduce in a short period of time. If revenues do not meet the Company's expectations, the Company's fixed expenses would exacerbate the adverse effect of such a shortfall on net income.

     Additional factors that have a significant impact on the Company's results of operations are the timing of construction and commencement of operations of new facilities. Building new facilities requires significant capital investments in construction and equipment and, for Gamma facilities, in Cobalt 60. In addition to incurring costs associated with building and equipping such facilities, the Company also incurs costs related to Cobalt 60 and higher personnel costs in the months preceding initial operation. As a result of their own internal procedures, customers often delay qualification and use of new facilities until they have been operational for a specified period of time of up to 12 months. As a result, in the past, the Company has failed to realize a portion of anticipated revenues for the facility pending such qualification, while incurring significant start-up costs, both of which adversely affected the Company's results of operations.

     Due to these factors, as well as other unanticipated factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts or investors. In such event, the price of the Company's Common Stock would be materially adversely affected.

DEPENDENCE ON MEDICAL PRODUCTS CUSTOMERS

     The Company derives a substantial portion of its revenues from the sale of sterilization services to manufacturers of medical devices, labware and eyecare products ("medical products"), and the Company expects that the sterilization of medical products will continue to account for a significant portion of the Company's revenues for the foreseeable future. The Company thus depends to a considerable extent upon the continued growth of the market for medical products. In particular, a significant aspect of the Company's medical products business is the sterilization of single-use medical devices. As a result, the Company is dependent in part on continued growth in the market for single-use medical devices. There has recently been an increasing focus on reusable medical devices and, therefore, there can be no assurance that use of reusable medical devices will not increase. Any significant increase in the use of reusable medical devices would decrease the use of single use devices of the type sterilized by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that continued growth in the use of medical products depends on a number of factors, including the impact of health reform proposals. The Company believes that government and private insurance company efforts to contain or reduce health care costs are likely to continue. These trends may lead to fewer medical procedures being performed or the increased use of reusable medical devices, either of which could negatively impact the demand for the Company's services. In addition, the Company is dependent on the ongoing conversion of products from EtO to Gamma or E-Beam sterilization and there can be no assurance that such conversion will continue at the rate currently anticipated by the Company. Loss of significant business from medical products manufacturers, including reductions caused by large customers establishing captive facilities, changes in such customers' competitive position or a decision to purchase contract sterilization services from other suppliers, a downturn in the medical products market, or a failure of the conversion of products from EtO to Gamma at the anticipated rate could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

     The market for sterilization and radiation processing services is intensely competitive and is characterized by significant price competition. The Company's market is fragmented as a result of geographical limitations on the transportation of products for sterilization, multiple technologies and the mix of captive and contract facilities. In particular, the Company currently faces competition from four other providers of contract Gamma sterilization services, the most significant of which is Isomedix, Inc., a subsidiary of Steris Corporation ("Isomedix"), and six other providers of contract E-Beam sterilization services including The Titan Corporation, E-Beam Services Inc. and Iotron Industries Canada Inc. In addition, many products that can be sterilized using Gamma or E-Beam can also be sterilized using EtO. As a result, the Company also competes with companies that process products using EtO technology, including Cosmed Group, Inc., Griffith Micro Science, Inc. and Isomedix. Certain of the Company's competitors and potential competitors have substantially greater financial, marketing, distribution, technical and other resources than the Company or offer a broader range of sterilization technologies, which may enable them to address more of the sterilization requirements of individual customers. In addition, the Company competes with manufacturers that have or are considering establishing in-house sterilization capabilities. The Company may also in the future face competition from suppliers of Cobalt 60 radioisotope, particularly MDS Nordion, Inc. ("Nordion"), as well as foreign providers of sterilization services. In addition, Isomedix has announced its intention to enter the California market for sterilization services, which would increase competition in that market. To the extent that the Company expands into international markets it will also be faced with competition from existing providers of sterilization and radiation processing services in those markets.

     In recent years, price competition in the sterilization and radiation processing services industry has intensified. The Company may in the future face increased competition from companies that employ new or improved technologies or that offer sterilization services that are more effective or less costly than those developed and marketed by the Company. To the extent such increase in competition were to occur, the Company may explore alternative sterilization technologies as necessary to enhance its competitive position. Such competition could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to continue to compete effectively or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTY OF EXPANSION IN NON-MEDICAL MARKETS

     While the Company has traditionally focused primarily on the medical products market, it has recently increased its efforts in the non-medical contract sterilization and radiation processing market. The Company currently sterilizes a wide range of food ingredients and consumer products, including cosmetics, spices and herbs. The Company also processes various industrial compounds and other materials using both Gamma and E-Beam technologies. In addition, as a result of the Company's recently acquired E-Beam business, the Company has begun to process other non-medical products such as semiconductors and gemstones. These services accounted for 20% of the Company's revenues in fiscal 1997. Many of the non-medical markets for Gamma sterilization and processing are new and emerging, and there can be no assurance that any of these markets will develop at the anticipated rate, if at all.

     Approval for the irradiation of food products is regulated by the FDA and the USDA. While the FDA has approved radiation for the processing of a variety of foods, including pork, poultry and fresh fruits and vegetables, only limited commercial sales of irradiated food have taken place. The FDA has recently approved the radiation of red meat, meat byproducts and food products in order to eliminate E. coli and other harmful foodborne pathogens. However, before irradiated red meat can be sold commercially, the USDA must set certain minimum standards for processors to follow. The USDA is currently reviewing the issue and is expected to set such standards later in 1998, although there can be no assurance it will do so. In addition, current FDA rules and regulations require the labeling of any retail food product that is irradiated, and to date, there has been significant consumer resistance to irradiated food. The radiation of red meat could also result in an increase in the cost of such products to a level which may be unacceptable to most consumers. As a result, there can be no assurance that sterilization of fresh food products will gain public acceptance or will ultimately prove commercially feasible in the United States or that the Company would undertake to expand its irradiation activities to include red meat. To the extent that the Company seeks to take advantage of future opportunities in this market, such activities would require significant changes in the Company's processing techniques, including the redesign of facilities and the addition of refrigeration capabilities. Furthermore, to accommodate the perishable nature of red meat and the high processing volume that may result from the commercial irradiation of red meat, the Company could be required to expend significant capital to build specially equipped processing facilities near customer facilities.

RISKS RELATED TO GEOGRAPHIC EXPANSION USING THE MINICELL; RISKS RELATED TO INTERNATIONAL OPERATIONS

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

     If the Company is successful in expanding into international markets either through the use of the MiniCell or otherwise, it will be subject to a number of risks related to foreign operations, including fluctuations in currency exchange rates, political and economic conditions in various jurisdictions, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer accounts receivable payment cycles and potentially adverse tax consequences. There can be no assurance that such factors will not have a material adverse effect on the Company's future operations outside the U.S. In addition, in the past the Company has been unsuccessful in its attempts to penetrate international markets and in fiscal 1995 wrote-off a total of $3.0 million invested in joint ventures in Taiwan and Indonesia.

UNCERTAINTIES RELATED TO MINICELL LEASING

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

DEPENDENCE ON GAMMA TECHNOLOGY

     Historically, the Company has performed all of its sterilization and radiation processing services using Gamma radiation. Because of its reliance on Gamma technology, a decline in the demand for, or the pricing of, Gamma services would have a material adverse effect on the Company's business, financial condition and results of operations. To remain competitive, the Company may also need to respond quickly to technological changes and innovations in the sterilization and radiation processing market, including changes in the technologies used to perform sterilization or radiation processing services that could render Gamma obsolete or noncompetitive. The Company is also dependent upon continued consumer acceptance of the Gamma sterilization of medical products and the ongoing conversion of products from EtO to Gamma sterilization. There can be no assurance that such conversion will occur at the rate anticipated by the Company. Failure by the Company to quickly and effectively respond to changes in the sterilization and radiation processing market, including the development of new technologies, or a significant increase in consumer resistance to products sterilized by Gamma, could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH ENTRY INTO E-BEAM BUSINESS

     On December 31, 1997, the Company expanded into E-Beam technology as a result of the Nicolet Acquisition. The Company's senior management has no experience operating an E-Beam facility or marketing E-Beam services and there can be no assurance that the Company will successfully operate the E-Beam business. Achieving the anticipated benefits of the Nicolet Acquisition will depend in part upon whether the integration of the Gamma and E-Beam businesses is accomplished in an efficient and effective manner. There can be no assurance that the Company will be able to effectively integrate the operations, systems, technology and personnel of the E-Beam business. The failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, any significant diversion of management resources required in connection with the operation or integration of the E-Beam business could have a material adverse effect upon the Company's business, financial condition and results of operations.

SUBSTANTIAL DEBT

     As of December 31, 1997, the Company's total consolidated liabilities were $63.3 million, of which $43.9 million represented long-term debt (including current portion), its total consolidated assets were $121.5 million and its total stockholders' equity was $58.2 million. The Company's substantial level of debt presents the risk that the Company might not generate sufficient cash to service the Company's indebtedness, including its Industrial Revenue Bonds ("IRBs"), or that its debt level could limit its ability to finance an acquisition and develop additional projects, to compete effectively or to operate successfully under adverse economic conditions. As of December 31, 1997, the Company had $36.5 million of tax-free IRBs outstanding with variable interest rates as of December 31, 1997 of either 4.4% or 4.5% and a $500,000 tax-free IRB with a fixed interest rate of 10.0%. Under federal regulations, the maximum aggregate amount of tax-free IRBs that the Company may issue is $40.0 million. Once the Company has issued the maximum amount of tax-free IRBs, it will be required to obtain any additional financing through higher cost funding sources. Each of the Company's IRBs is collateralized by certain assets of the Company. The Company is also required, under certain IRB agreements, to maintain cash reserves in the amount of the bond interest payments due within one year. As a result, such cash is not available to the Company for working capital or other purposes.

RISKS RELATED TO GOVERNMENT REGULATION AND STANDARDS COMPLIANCE

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

     The design, construction, use and operation of commercial Gamma facilities such as those operated by the Company, and byproduct materials used in such facilities, are extensively regulated by the United States Nuclear Regulatory Commission (the "NRC"), or in some cases by various state regulatory agencies and authorities that undertake comparable regulatory functions from the NRC (the "Agreement States"). While E-Beam is not regulated by the NRC, the Company's E-Beam facility is subject to regulation by the California Department of Health Services. The Company is currently operating its E-Beam facility under a California Department of Health Services license held by ThermoSpectra Corporation pending the approval of its application for a new radioactive material license. The Company is also subject to various local zoning and permit rules in the construction of its facilities. The Company's facilities are subject to regulation by additional regulatory bodies at the federal, state and local levels, depending upon the type of product that is being irradiated. The Company's facilities are subject to the requirements of the FDA when irradiating medical devices, foods, cosmetics or food or drug packaging materials. In addition, if the Company were to begin processing meat or poultry products, it would become subject to the requirements of the Food Safety and Inspection Service of the USDA, which would require the amendment of its regulations to authorize this use of irradiation as well as the establishment of the applicable manufacturing practices that must be followed when using such irradiation. The Company is also subject to the requirements of other federal agencies, such as the United States Occupational Safety and Health Administration and the United States Environmental Protection Agency (the "EPA"). In addition, the Company is subject to the regulatory requirements of the state and local agencies in the jurisdictions where the various irradiation facilities are located.

     In addition to extensive regulation by various governmental bodies and agencies, the Company is subject to standards, guidelines and requirements established by industry organizations and other non-governmental bodies, such as the International Standards Organization ("ISO") and the Association for the Advancement of Medical Instrumentation ("AAMI"). The ISO 9002 Standard is an international quality standard that requires the Company to implement and document an effective quality assurance program which is subject to quality systems surveillance audits every six months.

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

RISKS OF OPERATING FACILITIES USING RADIOACTIVE MATERIAL

     The operation of the Company's Gamma and E-Beam facilities involves special safety risks, potential liabilities related to exposure to radioactive material, and specific regulatory, radiological health and safety and environmental requirements and may raise concerns with respect to both worker safety and community reaction. Should an incident involving exposure of workers or others beyond regulatory limits to radioactive materials occur at any of the Company's facilities, the resultant liability could be substantial. Such an incident would also result in adverse community reaction, which could impact the Company's ability to continue to operate any facility involved in such an incident, as well as similar facilities. In the event any losses or liabilities related to such an incident are underinsured or exceed accumulated funds, or adequate recovery is not possible, the Company's business, financial condition and results of operations would be materially adversely affected.

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

     Due to the high energy levels emitted from the electron accelerator in the Company's E-Beam facility, some residual radiation remains in the cell after the accelerator is turned off and items that are in the direct path of the beam, such as equipment and portions of the concrete, may become radioactive for some period of time. Therefore, although the Company complies with federal and state regulations with regard to worker safety, workers who enter the E-Beam cell are exposed to low levels of radiation. Furthermore, the Company may be required to incur costs in connection with disposal of radioactive material in connection with the replacement of equipment or upgrading or decommissioning of its E-Beam facility.

ENVIRONMENTAL AND RELATED RISKS

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

     Pursuant to an Asset Acquisition Agreement effective August 8, 1996 (the "Asset Agreement"), the Company purchased certain assets of RTI, Inc. ("RTI"), including property located in Haw River, North Carolina and leasehold interests in property located in Salem, New Jersey and Rockaway, New Jersey (the

"Rockaway Property"), The Rockaway Property was previously owned and operated by Thiokol Chemical Corporation ("Thiokol"), and is listed on the Superfund National Priorities List ("NPL"). In 1992, RTI and Thiokol entered into an Administrative Consent Order ("ACO") with the New Jersey Department of Environmental Protection (the "NJDEP") requiring, among other things, implementation of a groundwater remedy estimated to exceed $2.0 million in costs.

     Under the Asset Agreement, RTI retained ownership of the Rockaway Property and all associated environmental liabilities as of the closing date. RTI agreed to indemnify and hold the Company harmless from and against any and all claims which may arise directly or indirectly from any use or release of hazardous substances on or under the leased premises as of the closing date. In addition, the Company obtained a letter from the NJDEP stating that the NJDEP will not institute either judicial or administrative civil proceedings against the Company for any discharge, deposit, release or disposal of hazardous substances or pollutants existing at the Rockaway Property, emanating therefrom, or occurring before the closing. However, the Company is required by the NJDEP to maintain a standby letter of credit in the amount of $500,000, contingent upon the continued clean up efforts required of RTO. The required amount of the letter of credit decreases over the life of the leasehold interest, and/or as the NJDEP requires. The Company believes, based on present information available to it, including the indemnification from RTI, the ACO among RTI, Thiokol and the NJDEP, and the NJDEP's letter stating that it will not seek recovery or remediation costs from the Company for contamination that predates the purchase of RTI's assets, that it does not face any significant environmental liability with respect to the Rockaway Property. However, there can be no assurance that the Company will not be subject to environmental liability relating to the remediation of the Rockaway Property or liability for losses suffered by adjacent property owners or other third parties, and such liability could have a material adverse effect on its business, financial condition or results of operations.

     In the spring of 1985, the Company leased over 400 stainless steel capsules of radioactive Cesium from the United States Department of Energy (the "DOE") for use at the Company's Decatur, Georgia and Westerville, Ohio irradiation facilities. On June 6, 1988, the Company discovered one or more of DOE's Cesium capsules had leaked radioactive Cesium, which is water soluble, contaminating the Company's Decatur, Georgia facility. While the Company no longer uses Cesium in any of its facilities, there can be no assurance that it will not experience any incidents of radioactive contamination resulting from its use of Cobalt 60. Incidents involving radioactive contamination from use of Cobalt 60 would likely differ from incidents involving Cesium contamination in a number of respects. Cesium is a salt and water soluble, in contrast to Cobalt 60, which is a metal and not water soluble. As a result, when Cesium contamination occurs, the evaporation of contaminated water can result in Cesium being spread to a greater extent than would be the case with substances that are not water soluble, such as Cobalt 60. However, since Cobalt 60 is a metal and therefore any released amount would remain in a more concentrated form, direct exposure could potentially be more dangerous.

RISKS RELATED TO COBALT 60 SUPPLY

     To date, the Company has obtained its supply of the Cobalt 60 radioactive isotope from three sources. The Company's primary sources of Cobalt 60 are Nordion, a Canadian company and the world's principal source of Cobalt 60, and REVISS Services (UK) Limited ("REVISS"), a United Kingdom company and formerly a division of Amersham International plc. In addition, the Company has purchased smaller amounts of its Cobalt 60 requirements from Neutron Products Inc., a Maryland corporation. While the Company has not experienced any shortages in Cobalt 60 supply since the mid-1980s and has various supply contracts in place, there can be no assurance that it will be able to obtain sufficient supplies of Cobalt 60 from Nordion, REVISS or other suppliers on acceptable terms or that it will be able to identify and qualify alternative sources. In addition, there is no assurance that Nordion will not in the future become a competitor of the Company in the delivery of sterilization services, which could result in a decrease in the availability of Cobalt 60 from Nordion. In July 1997, Nordion announced a joint venture with Griffith Micro Science, Inc. to provide sterilization services in Mexico. If interruptions in the supply or increases in the price of Cobalt 60 were to occur for any reason, including a decision by any of the Company's suppliers to decrease or discontinue supplies of Cobalt 60 to the Company, trade restrictions with Canada or the United Kingdom, political unrest, labor disputes or other factors, the Company's business, financial condition and results of operations would be materially adversely affected. Since the Company pays for Cobalt 60 primarily in Canadian dollars, and the Canadian dollar is currently trading at levels significantly lower than it has in recent years, the Company's results of operations may be adversely affected by fluctuations in currency exchange rates. In addition, the availability and price of Cobalt 60 to the Company and its suppliers is dependent in part on the political situation in countries with large deposits of Cobalt 59 (the material that is processed into Cobalt 60), such as the Democratic Republic of Congo and the republics of the former Soviet Union. Such countries have recently experienced political unrest. In addition, since mined Cobalt 59 must be converted into Cobalt 60 in nuclear reactors, the supply of Cobalt 60 to the Company's suppliers is dependent upon the availability of nuclear reactors to convert Cobalt 59 to Cobalt 60. An interruption in the Company's supply of Cobalt 60 or significant increase in the price the Company is required to pay for Cobalt 60 would have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS OF BUSINESS INTERRUPTION

     Any prolonged disruption in the operations at any of the Company's facilities, whether due to technical or labor difficulties, equipment malfunction, regulatory action, destruction of or damage to any facility or other reasons, would have a material adverse effect on the Company's business, financial condition and results of operations. This risk is increased since customers generally seek to have their products sterilized within a 300 mile radius of their production or distribution facilities and, therefore, it is often not feasible to transfer products to other facilities in the event of a prolonged disruption in any facility. The Company is also susceptible to natural disasters, including earthquakes, hurricanes and tornadoes, as well as other catastrophic events such as fire. Furthermore, if additional capacity is required as a result of unplanned increases in demand for the Company's services, the Company may suffer delays and increased costs in establishing other facilities or increasing production at existing facilities that could adversely affect customer relationships, cause a loss of market opportunities and have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the failure to effectively implement any design or process changes could disrupt the sterilization process, which could also adversely affect customer relationships, cause a loss of market opportunities and have a material adverse effect on the Company's business, financial condition and results of operations.

MANAGING GROWTH; RECENT AND POTENTIAL ACQUISITIONS

     The Company has recently experienced a period of revenue growth and an expansion in the number of its employees, the scope of its operating and financial systems and the geographic area of its operations. In addition, the Company has recently entered the E-Beam business through the Nicolet Acquisition. This growth and expansion has resulted in and may continue to result in new and increased responsibilities for management personnel and has placed additional demands upon the Company's management, operating and financial systems and resources. In order to successfully integrate its expanded operations and to manage future growth, if any, the Company will be required to implement new and expanded business and financial systems, procedures and controls, and to upgrade its accounting and other internal management systems. There can be no assurance that the Company's systems, procedures, controls and staffing will be successfully managed or will be adequate to successfully support the Company's operations. Failure to manage any future growth properly would have a material adverse effect on the Company's business, financial condition and results of operations.

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

DEPENDENCE ON KEY PERSONNEL

     The Company's progress to date has been highly dependent upon the skills of its key technical and management personnel, many of whom would be difficult to replace. To reach its future business objectives, the Company will need to hire additional qualified personnel in the areas of sales, engineering and management. There can be no assurance that the Company will be able to hire such personnel, as the Company must compete with other companies, academic institutions, government entities and other agencies. The number of persons with experience in Gamma sterilization and E-Beam technology is limited, and as a result, competition for such personnel is intense. There can be no assurance that the Company can retain such personnel or that it can attract or retain other highly qualified personnel in the future. The Company maintains $2.0 million of key person life insurance on James F. Clouser, the Company's Chief Executive Officer and President. The loss of any of the Company's senior management, facilities managers or other key research, regulatory, technical or sales and marketing personnel, particularly if lost to competitors, or the failure of any key employee to perform well in his or her current position, could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the loss of James F. Clouser could have a material adverse effect on the Company's business, financial condition and results of operations.

FINANCIAL EXPOSURE TO PRODUCT LIABILITY CLAIMS

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

NEED FOR ADDITIONAL CAPITAL

     The Company requires substantial working capital to fund its business, particularly for capital expenditures, including the construction of its facilities and acquisition of Cobalt 60. The Company believes that the existing cash balances along with the anticipated net proceeds from the offering, together with funds expected to be generated from operations and available credit facilities, will be adequate to fund its operations at least through the end of fiscal 1999. There can be no assurance, however, that as a result of acquisitions, lower than anticipated cash flows or other unforeseen events the Company will not require additional debt or equity financing during such period or thereafter. Further, there can be no assurance that additional financing, if required, will be available to the Company on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its planned expansion, acquisitions or research, development and engineering programs. Accordingly, the inability to obtain or difficulty in obtaining such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY

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

POTENTIAL VOLATILITY OF STOCK PRICE

     The market price of the Company's Common Stock has fluctuated and may continue to be subject to significant fluctuations in the future. Factors such as variations in the Company's financial results, comments by securities analysts, changes in earnings estimates by securities analysts, fluctuations in the stock prices of the Company's competitors, the Company's ability to successfully sell its services in the U.S. and overseas, any loss of key management, adverse regulatory actions or decisions, evidence regarding the safety or efficacy of Gamma or E-Beam sterilization activities, announcements of extraordinary events such as litigation or acquisitions, announcements of technical innovations or changes in pricing policies by the Company or its competitors, the development of in-house sterilization capabilities by manufacturers, changing government regulations or industry standards and developments with respect to FDA, NRC or other government regulations, developments with respect to patents or other proprietary rights or public concern as to the safety of sterilization services performed by the Company, as well as changes in the market for medical products and general economic, political and market conditions, may have a significant effect on the market price of the Company's Common Stock. In addition, stock markets have experienced extreme price and volume trading volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many companies for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER AND BYLAW PROVISIONS

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

     (b) REPORTS ON FORM 8-K.

        There were no reports filed during the quarterly period ending December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     STERIGENICS INTERNATIONAL, INC.

February 12, 1998                                         /s/  JAMES F. CLOUSER
----------------------------------------     ------------------------------------------------
Date                                                        James F. Clouser,
                                                  President and Chief Executive Officer

February 12, 1998                                         /s/  JAMES E. WILLIAMS
----------------------------------------     ------------------------------------------------
Date                                                        James E. Williams,
                                                     Senior Vice President of Finance
                                              and Administration and Chief Financial Officer
                                               (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

                                                                                      SEQUENTIALLY
    EXHIBIT                                                                             NUMBERED
    NUMBER                                 DESCRIPTION                                    PAGE
    -------   ----------------------------------------------------------------------  ------------
    3.1+      Certificate of Incorporation of the Registrant, as amended to date.
    3.3+      Bylaws of the Registrant.
    4.1+      Reference is made to Exhibits 3.1 and 3.3.
    4.2+      Specimen Common Stock certificates.
    4.3+      Investors' Rights Agreement, dated September 20, 1993 among the
              Registrant and the investors and the founders named therein.
    4.4*      Registration Rights Agreement, dated December 31, 1997 among the
              Registrant and ThermoSpectra Corporation.
    10.64**   Asset Acquisition Agreement between RSI Leasing, Inc., ThermoSpectra
              Corporation and SteriGenics International, Inc. dated December 27,
              1997..................................................................
    27        Financial Data Schedule...............................................

---------------

 + Incorporated by reference from the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (Registration No. 333-30047) as filed with the SEC on June 24, 1997.

 * Incorporated by reference from Exhibit 4.1 of the Registrants' SEC filing on Form 8-K as filed with the SEC on January 14, 1998.

** Incorporated by reference from Exhibit 2.1 of the Registrants' SEC filing on Form 8-K as filed with the SEC on January 14, 1998.