Form 10-Q/A
period 1997-12-31
STERIGENICS INTERNATIONAL INC
filed 1998-03-09
CIK 1009988

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1




      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                        Commission File Number 000-22909

                                   ----------

                         STERIGENICS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                              95-3323502
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)              Identification Number)


       4020 Clipper Court Fremont, CA                    94538-6540
          (Address of principal                          (Zip Code)
           executive offices)

                                 (510) 770-9000
              (Registrant's telephone number, including area code)

                                   ----------

        Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days


                              YES [X]     NO [ ]


               CLASS                  OUTSTANDING AS OF: DECEMBER 31, 1997
            Common Stock                           6,939,846


================================================================================

                                EXPLANATORY NOTE

        This amendment amends the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 12, 1998 by the Registrant. The cover page and Item 2 have been amended.

PART II:  OTHER INFORMATION

Item 2. Changes in Securities

        On December 31, 1997, the Registrant acquired certain assets of the Nicolet Electron Services Division of ThermoSpectra Corporation
("ThermoSpectra"). In connection with such acquisition the Registrant issued 109,307 shares of common stock.

        This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The transaction was privately negotiated and ThermoSpectra is an accredited investor. No public offering or public solicitation was used by the Registrant in the placement of these securities.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  STERIGENICS INTERNATIONAL, INC.



March 4, 1998                               /s/ JAMES E. WILLIAMS
----------------------            ----------------------------------------------
Date                                            James E. Williams,
                                         Senior Vice President of Finance
                                  and Administration and Chief Financial Officer
                                      (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)