Form 10-K
period 1998-03-31
STERIGENICS INTERNATIONAL INC
filed 1998-06-29
CIK 1009988

================================================================================

                                   FORM 10-K
                            ------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                       OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-22909

                        STERIGENICS INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      95-3323502
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

                 4020 CLIPPER COURT, FREMONT, CALIFORNIA 94538
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (510) 770-9000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $0.001
                                   PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of June 22, 1998, there were outstanding 7,721,846 shares of the registrant's Common Stock. The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the common stock as reported on the Nasdaq National Market on June 22, 1998, was approximately $186,289,535.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement to be mailed to stockholders in connection with the registrant's annual meeting of stockholders, scheduled to be held on August 5, 1998 are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be part of this report.
================================================================================

FORWARD LOOKING STATEMENTS

     The discussion in this Report contains forward looking statements that involve risks and uncertainties. The statements contained in this release that are not purely historical are forward looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's "expectations," "beliefs," "hopes," "intentions" or "strategies," or the like, regarding the future. All forward looking statements included in this Report are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward looking statement. Actual results could differ materially from those indicated by the forward looking statements made herein or presented elsewhere by the Company's management from time to time. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report including under the caption "Risk Factors."

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     SteriGenics International, Inc. ("SteriGenics" or the "Company") is a provider of high quality contract sterilization and radiation processing services, with over 19 years of experience in the operation, design and development of Gamma irradiation ("Gamma") facilities. The Company operates 12 Gamma facilities and one electron beam radiation ("E-Beam") facility nationwide serving over 1,000 customers, primarily in the medical products market. SteriGenics has expanded its presence in the medical products sterilization market through the opening and acquisition of new facilities, addition of new customers and conversion of products of new and existing customers from ethylene oxide gas ("EtO") sterilization to Gamma sterilization. In recent years, the Company has expanded into various advanced application markets. The Company recently expanded its technology base into E-Beam with the acquisition in December 1997 of certain assets of the Nicolet Electron Services Division of ThermoSpectra Corporation (the "Nicolet Acquisition"). The Company's objective is to be the leading provider of high quality contract sterilization and radiation processing services for manufacturers of medical and advanced applications products.

THE STERILIZATION AND RADIATION PROCESSING MARKET

     The sterilization and radiation processing market consists of independent suppliers of sterilization and radiation processing services and certain large manufacturers that have in-house sterilization capabilities. Although there are no published industry statistics and precise numbers are difficult to determine, the Company estimates that the U.S. market for contract sterilization and radiation processing services (including Gamma, EtO and E-Beam) was approximately $170 million in 1996 and that a similar volume of product was processed by captive processors. Of the U.S. contract sterilization market, the Company estimates that in 1996 approximately 40% to 45% was Gamma, 50% to 55% was EtO and 5% was E-Beam. There is also a significant market for sterilization and radiation processing services outside of the U.S. In the international market, EtO maintains a significantly larger share of the market than Gamma.

     In determining the total cost of various sterilization services, manufacturers must consider not only the cost of the actual sterilization services, but also the cost of transportation and cost of processing time. As a result, manufacturers typically do not send product for sterilization beyond a 300-mile radius since the cost of transportation would likely exceed the cost of sterilization, which typically ranges from 0.1% to 3.0% of unit manufacturing cost for medical products. Because of these limitations, contract sterilizers have needed to strategically locate their facilities in close proximity to their customer base. In contrast, with respect to the radiation processing market, manufacturers of materials such as certain industrial compounds, semiconductors and gemstones are often willing to ship products longer distances for processing since the cost of transportation and processing account for a smaller percentage of the unit manufacturing cost.

     The Company believes there are a number of manufacturing trends that may have a significant impact on contract providers of Gamma sterilization services. The first trend is closer coordination between manufacturers and their suppliers in order to reduce inventory exposure, improve the manufacturer's level of service to its customers and to facilitate new product launches. By closely coordinating the sterilization process with the manufacturing process, the planning of production is simplified and the number of days of raw materials and finished goods inventory can be reduced. As a result, manufacturers are increasingly demanding shorter turn-around times for sterilization services. The second of such trends is the "outsourcing" of non-core elements of the manufacturing process where services can be obtained from third party providers on a more cost-effective basis. While several large corporations continue to perform either all or a portion of their sterilization in-house, the trend has been away from building in-house sterilization capacity due to cost, safety, flexibility and regulatory issues associated with maintaining an in-house irradiator or EtO chamber. Finally, an emerging concept is "in-house outsourcing," utilizing third party contractors to provide services within a manufacturer's own facility. This emerging concept has the potential to provide the cost advantages and core-business focus of outsourcing, while also providing benefits such as reduction of finished goods inventory, elimination of transportation costs and greater control associated with a captive facility.

     MEDICAL PRODUCTS STERILIZATION MARKET

     The medical portion of the sterilization market includes manufacturers of single-use medical products. The types of products sterilized include items such as syringes, needles, scalpels, dental implants, hospital packs, gloves, gowns, bandages, cotton balls, cotton swabs, cotton gauze, cotton towels, surgical drapes, surgical kits, suture staples, specimen bottles, intravenous tubes and bottles, blood collection devices, drug packaging materials, orthopedic implants, petri dishes, contact lenses, and eyecare solutions. Based upon industry sources, the Company estimates that the U.S. market for contract sterilization of these types of medical products was approximately $130 million in 1996.

     ADVANCED APPLICATIONS PRODUCTS STERILIZATION MARKETS

     The market for sterilization and radiation processing of advanced applications products includes a diverse group of products. Growth in these markets is primarily being driven by concerns over health risks and potential product liability as well as economic considerations such as losses due to infestation and spoilage. In addition, concerns over foodborne illnesses have contributed to an increased awareness of the need for sterilization. While the vast majority of the processing of advanced applications products is currently done with EtO, the percentage being processed using Gamma or E-Beam sterilization has increased in recent years. A number of manufacturers have converted to Gamma sterilization for their products since Gamma does not leave any chemical residues and is better able to penetrate products such as spices and cosmetics which are often processed in bulk. The following are the primary non-medical products being processed using all of the various methods:

     Spices and Herbs. Spices and herbs constitute the largest portion of the current advanced applications sterilization market. According to The American Spice Trade Association, of the approximately 850 million pounds of spices sold in the U.S. in 1995, approximately 300 million pounds were processed using Gamma or EtO to extend shelf-life and/or reduce microorganisms. Examples include black pepper, garlic, nutmeg, mustard seed, paprika and cinnamon.

     Cosmetics. Cosmetics often require processing to reduce microorganisms in either finished goods or certain cosmetic ingredients that have naturally high microbial content. Examples include shampoo, eye make-up remover, mascara and compounds used in lipstick.

     Food Packaging Products. As the market for prepackaged foods has grown, increasing the shelf-life of these products has become a critical economic issue. By reducing the microbial count in the packaging material, producers are able to reduce the risk that microorganisms contained in the packaging material will come into contact with the food product and reduce its shelf-life. Examples include milk cartons and meat packaging materials.

     MATERIALS PROCESSING MARKET

     The materials processing market is comprised of a large number of distinct segments which can be addressed using E-Beam or Gamma technology. Due to the fragmented nature of the market, and the large number of existing and potential applications, market size is difficult to estimate. Current markets include the processing of various industrial compounds, cross-linking of polymers and the breakdown of teflon. In addition, E-Beam radiation is used to process certain semiconductor wafers and to colorize various gemstones.

     POTENTIAL MARKETS

     In recent years there has been increased interest in evaluating food irradiation in light of the heightened public concern over outbreaks of E. coli, salmonella and other foodborne pathogens. As a consequence, the Company believes that there are a number of large potential markets for the sterilization of food products. The FDA has approved radiation as a safe and effective means of processing a variety of foods including pork, poultry, fresh fruits and vegetables. In addition, the FDA has recently approved the radiation of red meat, meat byproducts and meat food products in order to eliminate E. coli and other harmful pathogens. However, before irradiated red meat, meat byproducts and meat food products can be sold commercially, the United States Department of Agriculture (the "USDA") must amend its regulations to authorize the use of irradiation and subsequently establish the applicable manufacturing practices that must be followed when using such irradiation. The USDA is currently reviewing the issue and is expected to set regulatory standards later in 1998, although there can be no assurance it will do so. Current FDA regulations also require any retail foods that have been irradiated to be labeled.

     While the Company is closely monitoring developments related to the potential market for irradiated red meat, the development of this potential market is subject to consumer acceptance of irradiated foods and the willingness of consumers to pay the higher prices likely to be charged for such products. In addition, if these markets do develop, facilities will have to be built or modified to address the specific requirements of the red meat market. These modifications would include the addition of refrigeration facilities, changes in material handling equipment and alterations in processing techniques to accommodate higher volumes of low dosage products. In addition, new facilities would have to be constructed in close proximity to customers' facilities to accommodate the perishable nature of red meat.

SERVICES

     SteriGenics offers a number of services to its customers including its standard processing services, time-based services and value-added services such as validation and testing. In addition, the Company is seeking to lease its MiniCells to large medical products manufacturers or other customers with high product volumes for installation in such customers' facilities.

     STANDARD GAMMA SERVICE

     SteriGenics' standard Gamma service is a five working day turn-around time on the product, which is an industry standard. The processing time of any particular product is dependent upon several factors, including the dose required, the density of the product and the number of curies of Cobalt 60 present in the cell. In general, a higher dose requirement or density of material has the effect of increasing the amount of time the product needs to be exposed to Gamma radiation. Once these elements are determined, the Company determines the processing time for the specified product. It is the responsibility of the Company's customers to determine the level of microorganisms or other contamination that exists in their respective products, as well as the dose of Gamma radiation that will reduce such microorganisms or contamination to the required levels. After performing sterilization services, dosimeter readings are taken and documented to verify that the customer's dose requirements were attained. The Company then issues a certification that the product received the specified dosage. The fee charged for this service is dependent primarily upon the required dose of Gamma radiation, density of the product, permissible dose range and the volume of product to be processed.

     GAMMASTAT I AND II SERVICES

     GammaSTAT I and II are premium gamma sterilization services that guarantee a turn-around time of 23 or 48 hours, respectively. The Company does not limit the volume or type of product to be processed. Pricing for both GammaSTAT services is at a premium to standard service and is based upon the time (23 hours or 48 hours) in which the customer requires the product to be processed and available for shipment. GammaSTAT was introduced in fiscal 1996 and revenues resulting from GammaSTAT increased significantly in fiscal years 1997 and 1998.

     GAMMARESERVE SERVICES

     GammaReserve is a premium gamma sterilization service that utilizes proprietary software to allow customers to reserve processing time on a specific day. The customer is then charged for the reserved processing time whether or not it is used. The Company began offering GammaReserve in April 1997.

     EXCELL SERVICES

     The ExCell is an automated precision dose irradiator. SteriGenics has an ExCell in operation in both Charlotte, North Carolina and Corona, California. The ExCell service can be used for several different purposes, including production services for finished goods that require a very limited dose range, dosage auditing to allow customers to verify their dosage requirements, validation work and materials testing. ExCell services are offered at a premium price based upon the nature of the service being provided.

     STANDARD E-BEAM SERVICE

     SteriGenics' standard E-Beam service for conveyer processing is a one to two working day turn-around time on the product, which is an industry standard. Turn-around times for gemstones are typically two weeks. The processing time of any particular product is dependent upon several factors, including the density of the product, the dose requirement and the energy level of the E-Beam. In general, a higher dose requirement or density of material has the effect of increasing the amount of time the product needs to be exposed to E-Beam radiation. Based upon these factors, the Company determines the processing time for the specified product. It is the responsibility of the Company's customers to determine the dose of E-Beam radiation that will achieve the desired results. The Company uses a calorimeter dosimeter to verify that the customer's dosage requirements were attained. The Company then issues a certification that the product received the specified dosage. The fee charged for this service is dependent primarily upon the dose of E-Beam radiation, density of the product, packaging compatibility with the Company's size specifications and the volume of the product to be processed.

     MINICELL LEASING

     The Company plans to lease MiniCells to larger medical products manufacturers for installation in their existing facilities. SteriGenics is offering the MiniCells pursuant to an operating lease which would include Cobalt 60 replenishment, dosimetry management and maintenance. If the customer so desires, SteriGenics will provide operating personnel, as well as a radiation safety officer, relieving the customer of many regulatory burdens. The Cobalt 60 will be disposed of through the Company's existing agreements with its suppliers providing for the disposal of "spent" Cobalt 60. The monthly lease payment will be based upon the level of service and the curies of Cobalt 60 required. To date, no MiniCells have been leased.

MARKETS AND CUSTOMERS

     MEDICAL PRODUCTS MARKET

     The medical products market is comprised of manufacturers of healthcare and single-use medical products. The medical products division of the Company had over 800 customers in fiscal 1998, including many of the largest manufacturers of single-use medical products. Sales to medical products customers accounted for the majority of the Company's revenues in fiscal 1998. One customer, Baxter International Inc.

("Baxter"), accounted for approximately 13% of revenues during fiscal year 1996. No customer accounted for more than 10% of revenues during fiscal years 1997 or 1998.

     ADVANCED APPLICATIONS MARKET

     The advanced applications division of the Company provides services through both its Gamma and E-Beam facilities to over 200 customers producing a variety of products, including spices and herbs, cosmetics, food ingredients, semiconductors, gemstones, fruit and vegetable products, food packaging, consumer products and industrial compounds. The Company expects that sales to advanced applications customers as a percentage of overall revenues will increase in the future. See "Risk Factors -- Uncertainty of Expansion in Advanced Applications Markets."

     CUSTOMER AGREEMENTS

     The Company does not have a standard form of agreement for customer contracts. The Company's agreements with customers vary from purchase order arrangements to multiple year contracts. Certain of these contracts provide pricing terms based upon volume or product line commitments from its customers. In addition, the Company enters into contracts providing for guaranteed turn-around times and special services.

SALES AND MARKETING

     The Company has separate sales and marketing groups servicing the medical products and advanced applications markets. In addition, the Company maintains a separate sales and marketing group for its E-Beam business. The Company's services are sold primarily by its direct sales force, based throughout the country. Facilities managers and other personnel at the Company's facilities also take an active role. SteriGenics maintains a customer service and support operation within each of its facilities.

     The Company's marketing of its Gamma services emphasizes technical assistance to customers in all aspects of the sterilization process, including product conversion from other sterilization methods and material compatibility studies and participation by facility and corporate staff members on technical committees responsible for the implementation of industry standards pertaining to the sterilization of products and materials. The Company's salespersons and senior management draw upon their backgrounds in radiation, engineering, microbiology, packaging, material compatibility and regulatory compliance to provide customers a full range of services. SteriGenics' promotional activities consist of printed media advertising (primarily trade journals), participation in trade shows, mailing campaigns to selected territories, addressing industry organizations and sponsoring promotional events. In addition, as part of its efforts to expand its potential markets, the Company has sponsored and supported FDA petitions related to the sterilization of various products and product labeling.

     In 1996, the Company introduced a new program to further encourage the conversion of medical products from EtO to Gamma. Through this program the Company provides technical assistance to customers and potential customers who are interested in converting their products to Gamma. These technical assistance services are provided at no charge to the customer. The conversion program has been successful both with customers who have in-house EtO sterilization facilities and with those using an EtO contract sterilizer. During fiscal 1997, the first year of the program, SteriGenics converted slightly over 2 million cubic feet of product to Gamma sterilization.

RESEARCH, DEVELOPMENT AND ENGINEERING

     The Company believes its future competitive position will depend, in part, on its ability to develop and introduce process and design innovations in its radiation systems. The Company intends to continue to make significant investments in research, development and engineering for the foreseeable future. Although the Company maintains an active research, development and engineering program to improve its process and design technology, there can be no assurance such efforts will be successful or the Company's process and design innovations will enable it to offer new services that will achieve customer acceptance. Failure to develop, or introduce on a timely basis, such new process and design technology could adversely affect the Company's business, financial condition and results of operations. See "Risk Factors -- Competition."

QUALITY ASSURANCE AND SAFETY

     The Company has quality assurance departments at both the corporate and facility levels. The corporate quality assurance group has the primary responsibility for structuring the Company's quality system, developing quality assurance policies, operating procedures and work instructions and ensuring that such policies, procedures and work instructions are in compliance with national and international standards, federal, state and local regulations, as well as customer requirements. The department is also responsible for monitoring quality related activities at all locations, changes in the federal, state and local regulatory environment, each facility's compliance with the quality system, national standards working groups and technical assistance to customers. At the facility level, quality assurance personnel are given the authority and responsibility to ensure compliance within that facility with SteriGenics' quality policies, procedures, work instructions and customer specifications.

     Ten of SteriGenics' facilities are certified to International Standards Organization ("ISO") 9002, Quality System -- Model for Quality Assurance in Production, Installation and Servicing. Certification to the ISO 9002 standard demonstrates that the Company has implemented the essential elements necessary for an effective quality control system. The Company received its initial certification in 1993 from Det Norske Veritas ("DNV"), an approved Notified Body, and is subject to quality system surveillance audits every six months by DNV. Additionally, ten of the Company's facilities have recently received EN46002/EN552 certification from the DNV. This certification expedites the ability of certain of the Company's medical device customers to obtain the CE Mark which is required to sell their products in Europe. The Company has scheduled ISO 9002 and EN46002/EN552 certification audits for the Rockaway and Salem facilities during 1998. See "Properties"

     The Company has implemented a number of safety procedures for its workers. Each Gamma and E-Beam cell has a separate safety system designed to ensure that no individual is exposed to the radiation. The Company believes it has redundant safety precautions that meet or exceed all applicable safety regulations imposed by federal regulations. Safety backup precautions also exist in the event of power outages and natural disasters. In the event of a failure of electric power in a Gamma facility, the Cobalt 60 source racks are automatically lowered into the pool on a gravity feed basis. There can be no assurance that such safety precautions will prove effective under normal operating conditions or in the event of a power outage or natural disaster. A failure in safety precautions would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors -- Risks of Operating Facilities Using Radioactive Material."

COMPETITION

     The market for sterilization and radiation processing services is intensely competitive and is characterized by significant price competition. The Company's market is fragmented as a result of geographical limitations on the transportation of products for sterilization, multiple technologies and the mix of captive and contract facilities. In particular, the Company currently faces competition from other providers of contract Gamma sterilization services, the most significant of which is Isomedix, Inc., a subsidiary of Steris Corporation ("Isomedix"), and other providers of contract E-Beam sterilization services including The Titan Corporation, E-Beam Services Inc. and Iotron Industries Canada Inc. In addition, many products that can be sterilized using Gamma or E-Beam can also be sterilized using EtO. As a result, the Company also competes with companies that process products using EtO technology including Cosmed Group, Inc., Griffith Micro Science, Inc. and Isomedix. Certain of the Company's competitors and potential competitors have substantially greater financial, marketing, distribution, technical and other resources than the Company or offer a broader range of sterilization technologies, which may enable them to address more of the sterilization requirements of individual customers. In addition, the Company competes with manufacturers that have or are considering establishing in-house sterilization capabilities. The Company may also in the future face competition from suppliers of Cobalt 60 radioisotope, particularly MDS Nordion, Inc. ("Nordion"), as well as foreign providers of sterilization services. In addition, Isomedix has announced its intention to enter the California market for sterilization services, which would increase competition in that market. To the extent that the Company expands into international markets it will also be faced with competition from existing providers of sterilization in those markets.

     In recent years, price competition in the sterilization services industry has intensified. The Company may in the future face increased competition from companies that employ new or improved technologies or that offer sterilization services that are more effective or less costly than those developed and marketed by the Company. To the extent such increased competition were to occur the Company may explore alternative sterilization technologies as necessary to enhance its competitive position. Such competition could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to continue to compete effectively or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company believes that price, processing time, quality of services and sterilization method are the primary factors upon which it competes. The Company believes that it compares favorably on all of these factors. In order to be successful in the future, the Company must continue to respond promptly and effectively to the challenges of technical change and competitors' innovations. Performance in these areas will, in turn, depend upon the Company's ability to attract and retain highly qualified technical and sales personnel. See "Risk Factors -- Competition."

REGULATORY AND ENVIRONMENTAL MATTERS

     The design, construction, use and operation of commercial Gamma facilities such as those operated by the Company, and byproduct materials used in such facilities, are extensively regulated by the United States Nuclear Regulatory Commission (the "NRC"), or in some cases by various state regulatory agencies and authorities that undertake a comparable regulatory function from the NRC (the "Agreement States"). While E-Beam is not regulated by the NRC, the Company's E-Beam facility is subject to regulation by the California Department of Health Services (the "CDHS"). The Company is currently operating its E-Beam facility under a CDHS license held by ThermoSpectra Corporation pending the approval of its application for a new radioactive material license. The Company is also subject to various local zoning and permit rules in the construction of its facilities. The Company's facilities are subject to regulation by additional regulatory bodies at the federal, state and local levels, depending upon the type of product that is being irradiated. The Company's facilities are subject to the requirements of the FDA when irradiating medical devices, foods, cosmetics or food and drug packaging materials. In addition, if the Company were to begin processing meat or poultry products, it would become subject to the requirements of the Food Safety and Inspection Service of the USDA, which would require preapproval of the irradiation process for meat and poultry. The Company is also subject to the requirements of other federal agencies, such as the United States Occupational Safety and Health Administration and the United States Environmental Protection Agency (the "EPA"). In addition, the Company is subject to the regulatory requirements of the state and local agencies in the jurisdictions where the various irradiation facilities are located.

     In addition to extensive regulation by various governmental bodies and agencies, the Company is subject to standards, guidelines and requirements established by industry organizations and other non-governmental bodies, such as ISO and the Association for the Advancement of Medical Instrumentation.

     Changes in, or reinterpretations of, existing requirements or adoption of new requirements beyond those described below or the failure at any time to comply with any applicable material regulations and standards could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not incur significant costs to comply with laws, regulations and other requirements in the future or that such laws, regulations and other requirements will not have a material adverse effect upon the Company's business, financial condition and results of operations.

     NRC REGULATION OF IRRADIATION FACILITIES

     The receipt, acquisition, ownership, transfer, possession, use, transportation and disposal of nuclear byproduct material, as well as the construction, operation, transfer, closure and decommissioning of commercial Gamma irradiation facilities such as those operated by the Company, are subject to extensive and rigorous government regulation by the NRC or, in some cases, by the Agreement States.

     The Company believes it has received all licenses and permits necessary for the conduct of its business. Commercial irradiation facilities, such as those owned or operated by the Company are subject to both regularly scheduled and unannounced inspections by the NRC or the Agreement States, with regard to all aspects of their operation, recordkeeping, compliance with health and safety regulations and all aspects of the utilization, storage, transfer, possession and transportation of regulated byproduct materials. Noncompliance with the health and safety regulations of the NRC and most Agreement States are generally ranked according to levels of severity. Since 1993, the Company has received notices of violation from the NRC and the Agreement States concerning items of noncompliance at five of its facilities, which were not in such categories considered to be of "significant regulatory concern." The Company believes that it has taken appropriate corrective actions in response to each such notice. In addition, the regulatory history of the former RTI facilities, as operated by RTI, involved very significant regulatory compliance problems, which involved among other things, the payment of civil and criminal penalties by RTI, as well as a facility license suspension for a period of approximately 80 days. As a consequence of this regulatory history, there can be no assurance that the former RTI facilities will not be subject to heightened regulatory scrutiny and inspections for an extended period of time. Such heightened regulatory scrutiny and a failure by the Company to address concerns raised from such scrutiny and inspection could result in civil penalties or the suspension or termination of operations at one or more of the Company's facilities or could otherwise have a material adverse effect on the Company's business, financial condition and results of operations. The Company has no knowledge of any circumstances which would constitute a present significant violation of any applicable state or federal laws or regulations. However, there can be no assurance that the Company will not in the future be determined to be in violation of any such laws or regulations.

     The terms and conditions of the Company's licenses may be amended, revised or modified by reason of changes in the applicable laws, rules, regulations, or agency orders. Any such action may have a material adverse effect on the Company's business, financial condition and results of operations.

     Violations of or noncompliance with applicable governmental requirements may result in an enforcement action including, among other things, a notice of violation, imposition of civil penalties, suspension, modification or revocation of any applicable license, criminal prosecution, or withholding or recall of the nuclear byproduct material held by the Company. Any such action would have material adverse effect on the Company's business, financial condition and results of operations.

     FDA REGULATION OF IRRADIATION FACILITIES

     The Company's irradiation facilities are subject to the requirements of the FDA when irradiating medical devices, foods, cosmetics and food or drug packaging materials. The FDA implements the Federal Food, Drug, and Cosmetic Act ("FFDCA"), which establishes premarket approval requirements for certain drugs and medical devices and for all food additives. In addition, the Company is subject to inspection by the FDA for compliance with the FDA's Good Manufacturing Practices ("GMP") and other applicable FDA requirements. The FFDCA also prohibits the introduction into interstate commerce of adulterated or misbranded drugs, medical devices, foods and cosmetics. Products are deemed adulterated if, for example, they are manufactured or processed in facilities that fail to comply with GMP requirements.

     Failure by the Company at any time to comply with applicable FDA requirements could lead the FDA to institute materially adverse enforcement actions against the Company and/or its customers, including, among other things, warning letters, recall or seizure of products, fines, injunctions, civil penalties, total or partial suspension of sterilization operations and criminal prosecution. Such enforcement actions would also harm the Company's business reputation and could cause the Company to lose customers to competitors with better records of regulatory compliance.

     Medical Device Regulation. The Company's contract sterilization of medical devices is subject to pervasive and continuing regulation by the FDA. The FFDCA defines a medical device, in part, as including an instrument, apparatus, implement, machine, contrivance, implant or other similar or related article that is intended for use in the mitigation, treatment, or prevention of disease in man or other animals. The Company sterilizes finished devices made by other manufacturers, who commercially distribute them.

     The Company's contract sterilization activities render it a device manufacturer for purposes of the FDA's Quality System Regulation ("QSR"), which sets forth detailed GMP requirements. As a result, the Company is required to adhere to the requirements of the QSR that apply to its contract sterilization activities. The QSR revises the previous GMP regulation (which also applied to the Company's activities) and imposes certain enhanced requirements that are likely to increase the cost of compliance. There can be no assurance that the FDA would find that the Company is in compliance with applicable GMP requirements or that the Company will be found in compliance at all times in the future. The Company may also be subject to other FDA requirements such as the medical device reporting requirements.

     Drug Regulation. Contract sterilizers used by manufacturers of aseptic filled drug products are subject to applicable provisions of the FDA's drug GMPs. There can be no assurance that the FDA would find that a contract sterilizer is in compliance with applicable GMP requirements now or at any time in the future.

     Food Regulation. The FFDCA requires premarket approval for food additives. Irradiation is regulated by the FDA and is considered to be a food additive. Irradiation may only be used on foods and food packaging materials in accordance with the requirements established in the food additive regulations. The existing food additive regulations only approve the use of irradiation for a limited variety of foods and food packaging materials that are used during the irradiation of foods. Food packaging materials that are irradiated prior to filling are exempt from the premarket approval requirements, provided that the irradiated food packaging material is still suitable for use and complies with the applicable indirect food additive regulations. Before the Company could expand its sterilization services to certain foods or food packaging materials, the food additive regulations would have to be amended to include the irradiation of foods or food packaging materials not covered by the existing regulations. There can be no assurance that the FDA would amend the food additive regulations or that such regulations would be amended in a timely manner. Irradiation currently is approved for use on a limited number of foods and for disinfection of a variety of food packaging materials. Any use of food irradiation outside of that covered in an existing food additive regulation is prohibited.

     The irradiation of foods must be conducted in accordance with the general GMP requirements for foods. In addition, special labeling is required to appear on foods that have been irradiated. The label and labeling of retail packages of the irradiated food must bear an irradiated logo and a statement such as "treated with radiation." No special labeling is required, however, on the label of foods that contain irradiated food ingredients. For example, if a spice is being irradiated, the irradiation logo and statement would need to appear on the label of the spice when it is sold directly to the consumer, but no special labeling would be required on the label of a pasta sauce that uses the irradiated spice ingredient.

     The Food Safety and Inspection Service (the "FSIS") of the USDA is responsible for establishing additional requirements for the irradiation of meat and poultry products. In addition to issuing a regulation that specifically authorizes the use of irradiation, FSIS has established manufacturing practices that must be followed when irradiating products. Although FDA recently approved the use of irradiation for purposes of controlling foodborne pathogens and extending shelf life of red meat, meat byproducts and meat food products, FSIS has not yet amended its regulations to authorize this use of irradiation or established the applicable manufacturing practices that must be followed when using such irradiation. FSIS is in the process of issuing proposed rules and final rules are anticipated before the end of 1998.

     Cosmetics Regulation. Cosmetics are defined under the FFDCA as including articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body or part thereof for cleansing, beautifying, promoting attractiveness, or altering the appearance. There currently are no statutory or regulatory provisions, other than the general adulteration and misbranding provisions, that limit the use of radiation in the processing or labeling of cosmetics.

     ENVIRONMENTAL AND RELATED MATTERS

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

     Pursuant to an Asset Acquisition Agreement effective August 8, 1996 (the "Asset Agreement"), the Company purchased certain assets of RTI, including property located in Haw River, North Carolina and leasehold interests in property located in Salem, New Jersey and Rockaway, New Jersey (the "Rockaway Property"). The Rockaway Property was previously owned and operated by Thiokol Chemical Corporation ("Thiokol"), and is listed on the Superfund National Priorities List ("NPL"). In 1992, RTI and Thiokol entered into an Administrative Consent Order ("ACO") with the New Jersey Department of Environmental Protection (the "NJDEP") requiring, among other things, implementation of a groundwater remedy estimated to exceed $2.0 million in costs.

     Under the Asset Agreement, RTI retained ownership of the Rockaway Property and all associated environmental liabilities as of the closing date. RTI agreed to indemnify and hold the Company harmless from and against any and all claims which may arise directly or indirectly from any use or release of hazardous substances on or under the leased premises as of the closing date. In addition, the Company obtained a letter from the NJDEP stating that the NJDEP will not institute either judicial or administrative civil proceedings against the Company for any discharge, deposit, release or disposal of hazardous substances or pollutants existing at the Rockaway Property, emanating therefrom, or occurring before the closing. However, the Company is required by the NJDEP to maintain a standby letter of credit in the amount of $500,000, contingent upon the continued clean up efforts required of RTI. The required amount of the letter of credit decreases over the life of the leasehold interest, and/or as the NJDEP requires. The Company believes, based on present information available to it, including the indemnification from RTI, the ACO among RTI, Thiokol and the NJDEP, and the NJDEP's letter stating that it will not seek recovery or remediation costs from the Company for contamination that predates the purchase of RTI's assets, that it does not face any significant environmental liability with respect to the Rockaway Property. However, there can be no assurance that the Company will not be subject to environmental liability relating to the remediation of the Rockaway Property or liability for losses suffered by adjacent property owners or other third parties, and such liability could have a material adverse effect on its business, financial condition and results of operations.

EMPLOYEES

     At March 31, 1998, the Company had 321 employees. The Company considers its relations with its employees to be good. See "Risk Factors -- Dependence on Key Personnel."

RISK FACTORS

     In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating the Company and its business.

UNPREDICTABILITY OF FUTURE OPERATING RESULTS; LIKELY FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     The Company has experienced, and expects to continue to experience, significant fluctuations in revenues and operating results from quarter to quarter. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful, and that such comparisons cannot be relied upon as indicators of future performance. In addition, there can be no assurance that the Company's revenues will grow or be sustained in future periods or that the Company will maintain its current profitability in the future. A significant component of such quarterly fluctuations results from fluctuations in the demand by the Company's customers for sterilization and radiation processing services due to varying manufacturing cycles, changes in demand for customers' products and seasonality related to growth cycles for spices and herbs and decreased demand during the third fiscal quarter and the first part of the fourth fiscal quarter due to the holiday season. Other factors that could cause the Company's operating results to vary significantly from period to period include volatility in the market for medical devices; the ability of the Company to deliver services in a timely and cost effective manner; the ability of the Company to expand successfully in the advanced applications sterilization and radiation processing market; the ability to effectively integrate and successfully expand its recently acquired E-Beam business; the timing and size of orders from the Company's customer base; the ability of the Company to obtain supplies of Cobalt 60 on a timely basis and at a reasonable cost; fluctuations in currency exchange rates because payments under certain of the Company's Cobalt 60 operating leases are payable in Canadian dollars; fluctuations in the costs of electricity for the Company's E-Beam business; loss of processing time due to maintenance; the costs associated with customer product being damaged as a consequence of overdosing and other factors; changes in interest rates; regulatory matters; and litigation, acquisitions and other extraordinary events.

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

COMPETITION

     The market for sterilization and radiation processing services is intensely competitive and is characterized by significant price competition. The Company's market is fragmented as a result of geographical limitations on the transportation of products for sterilization, multiple technologies and the mix of captive and contract facilities. In particular, the Company currently faces competition from other providers of contract Gamma sterilization services, the most significant of which is Isomedix, Inc., a subsidiary of Steris Corporation ("Isomedix"), and other providers of contract E-Beam sterilization services including The Titan Corporation, E-Beam Services Inc. and Iotron Industries Canada Inc. In addition, many products that can be sterilized using Gamma or E-Beam can also be sterilized using EtO. As a result, the Company also competes with companies that process products using EtO technology, including Cosmed Group, Inc., Griffith Micro Science, Inc. and Isomedix. Certain of the Company's competitors and potential competitors have substantially greater financial, marketing, distribution, technical and other resources than the Company or offer a broader range of sterilization technologies, which may enable them to address more of the sterilization requirements of individual customers. In addition, the Company competes with manufacturers that have or are considering establishing in-house sterilization capabilities. The Company may also in the future face competition from suppliers of Cobalt 60 radioisotope, particularly Nordion, as well as foreign providers of sterilization services. In addition, Isomedix has announced its intention to enter the California market for sterilization services, which would increase competition in that market. To the extent that the Company expands into international markets it will also be faced with competition from existing providers of sterilization and radiation processing services in those markets.

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

UNCERTAINTY OF EXPANSION IN ADVANCED APPLICATION MARKETS

     While the Company has traditionally focused primarily on the medical products market, it has recently increased its efforts in the advanced application contract sterilization and radiation processing market. The Company currently sterilizes a wide range of food ingredients and consumer products, including cosmetics, spices and herbs. The Company also processes various industrial compounds and other materials using both Gamma and E-Beam technologies. In addition, as a result of the Company's recently acquired E-Beam business, the Company has begun to process other advanced application products such as semiconductors and gemstones. These services accounted for approximately 20% of the Company's revenues in fiscal 1997. Many of the advanced application markets for Gamma sterilization and processing are new and emerging, and there can be no assurance that any of these markets will develop at the anticipated rate, if at all.

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

DEPENDENCE ON GAMMA TECHNOLOGY

     Historically, the Company has performed all of its sterilization and radiation processing services using Gamma radiation. Because of its reliance on Gamma technology, a decline in the demand for, or the pricing of, Gamma services would have a material adverse effect on the Company's business, financial condition and results of operations. To remain competitive, the Company may also need to respond quickly to technological changes and innovations in the sterilization and radiation processing market, including changes in the technologies used to perform sterilization or radiation processing services that could render Gamma obsolete or noncompetitive. The Company is also dependent upon continued consumer acceptance of the Gamma sterilization of medical products and the ongoing conversion of products from EtO to Gamma sterilization. There can be no assurance that such conversion will occur at the rate anticipated by the Company. Failure by the Company to quickly and effectively respond to changes in the sterilization and radiation processing market, including the development of new technologies, or a significant increase in consumer resistance to products sterilized by Gamma, could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Competition" and "-- Risks Associated With Entry Into E-Beam Business."

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

SUBSTANTIAL DEBT

     As of March 31, 1998, the Company's total consolidated liabilities were $61.0 million, of which $42.6 million represented long-term debt (including current portion), its total consolidated assets were $130.7 million and its total stockholders' equity was $69.7 million. The Company's substantial level of debt presents the risk that the Company might not generate sufficient cash to service the Company's indebtedness, including its Industrial Revenue Bonds ("IRBs"), or that its debt level could limit its ability to finance an acquisition and develop additional projects, to compete effectively or to operate successfully under adverse economic conditions. As of March 31, 1998, the Company had $36.5 million of tax-free IRBs outstanding with variable interest rates as of March 31, 1998 of either 3.7% or 3.9%. Under federal regulations, the maximum aggregate amount of tax-free IRBs that the Company may issue is $40.0 million. Once the Company has issued the maximum amount of tax-free IRBs, it will be required to obtain any additional financing through higher cost funding sources. Each of the Company's IRBs is collateralized by certain assets of the Company. The Company is also required, under certain IRB agreements, to maintain cash reserves in the amount of the bond interest payments due within one year. As a result, such cash is not available to the Company for working capital or other purposes. See Note 3 of Notes to the Consolidated Financial Statements.

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

     In addition, the Company may encounter resistance from those in the communities where it seeks to build additional facilities or be subject to protests or other actions in areas where it has facilities based on perceived risk of exposure to radiation on the part of those living in the communities surrounding the

Company's facilities. Any actual or perceived exposure to radiation as a result of the Company's activities or a failure related to the Company's safety procedures could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Environmental and Related Risks."

     The Cobalt 60 stored in water shielding pools at each of the Company's facilities is double encapsulated in stainless steel. There can be no assurance that these stainless steel capsules will not corrode. In 1995, the Company encountered minor corrosion in the outer encapsulation of certain of its Cobalt 60 rods, requiring their replacement. Since the quantity of Cobalt 60 in a facility is the key determinant of the amount of product that can be processed, any significant delay in the replacement of such Cobalt 60 could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if the Company is determined to be responsible for the corrosion, it could be required to bear the costs of transportation and reencapsulation of the Cobalt 60. Furthermore, such corrosion, if undetected, could result in radioactive material being released into the water shielding pool, which could cause contamination of the pool and potentially the related facility. Any contamination resulting from such release and the related decontamination process would have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Risks Related to Government Regulation and Standards Compliance."

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

     Pursuant to an Asset Acquisition Agreement effective August 8, 1996 (the "Asset Agreement"), the Company purchased certain assets of RTI, Inc. ("RTI"), including property located in Haw River, North Carolina and leasehold interests in property located in Salem, New Jersey and Rockaway, New Jersey (the "Rockaway Property"). The Rockaway Property was previously owned and operated by Thiokol Chemical Corporation ("Thiokol"), and is listed on the Superfund National Priorities List ("NPL"). In 1992, RTI and Thiokol entered into an Administrative Consent Order ("ACO") with the New Jersey Department of Environmental Protection (the "NJDEP") requiring, among other things, implementation of a groundwater remedy estimated to exceed $2.0 million in costs.

     Under the Asset Agreement, RTI retained ownership of the Rockaway Property and all associated environmental liabilities as of the closing date. RTI agreed to indemnify and hold the Company harmless from and against any and all claims which may arise directly or indirectly from any use or release of hazardous substances on or under the leased premises as of the closing date. In addition, the Company obtained a letter from the NJDEP stating that the NJDEP will not institute either judicial or administrative civil proceedings against the Company for any discharge, deposit, release or disposal of hazardous substances or pollutants existing at the Rockaway Property, emanating therefrom, or occurring before the closing. However, the Company is required by the NJDEP to maintain a standby letter of credit in the amount of $500,000, contingent upon the continued clean up efforts required of RTI. The required amount of the letter of credit decreases over the life of the leasehold interest, and/or as the NJDEP requires. The Company believes, based on present information available to it, including the indemnification from RTI, the ACO among RTI, Thiokol and the NJDEP, and the NJDEP's letter stating that it will not seek recovery or remediation costs from the Company for contamination that predates the purchase of RTI's assets, that it does not face any significant environmental liability with respect to the Rockaway Property. However, there can be no assurance that the

Company will not be subject to environmental liability relating to the remediation of the Rockaway Property or liability for losses suffered by adjacent property owners or other third parties, and such liability could have a material adverse effect on its business, financial condition or results of operations.

     In the spring of 1985, the Company leased over 400 stainless steel capsules of radioactive Cesium from the United States Department of Energy (the "DOE") for use at the Company's Decatur, Georgia and Westerville, Ohio irradiation facilities. On June 6, 1988, the Company discovered one or more of DOE's Cesium capsules had leaked radioactive Cesium, which is water soluble, contaminating the Company's Decatur, Georgia facility. As a result of the contamination, the Company's Decatur irradiation facility was completely shut down from June 6, 1988 until July 1996, when the Company leased the facility to a third party for a different purpose. The decontamination activities were conducted by the DOE and its contractors, and the Company filed an administrative claim with the DOE for damages the Company incurred as a result of the Cesium contamination. The DOE did not pay or deny the Company's claim within the required six month period. As a result, the Company filed suit against the U.S. government in June 1991. Although the DOE had orally offered to fund the costs of the cleanup, the government subsequently asserted a substantial counterclaim against the Company alleging that the Company had been negligent in its handling and use of the Cesium capsules. A settlement was reached between the parties to this litigation on April 9, 1997, following a trial and notice of appeals filed by both SteriGenics, the U.S. government and two of its contractors. The presiding court entered a stipulation of dismissal effective May 9, 1997. While the litigation resulted in significant expenses and was a significant diversion of management attention, the Company is not aware of any ongoing environmental or other legal liabilities associated with the Cesium incident. However, there can be no assurance that unspecified third parties, including former employees or persons owning or occupying nearby properties, would not, in the future, assert claims against the Company in connection with the contamination of the Decatur facility. In January 1993, after the decontamination activities were completed, final survey reports were prepared by both a contractor for DOE and by a third party consultant on behalf of the Georgia Department of Human Resources, which regulates such matters in Georgia, to allow for the unrestricted use of the Decatur facility consistent with the requirements of the Georgia Department of Human Resources. The documentation and data prepared by such third party indicated that any residual radioactivity at the Decatur facility was beneath that of regulatory concern to the applicable regulatory authority. While the Company no longer uses Cesium in any of its facilities, there can be no assurance that it will not experience any incidents of radioactive contamination resulting from its use of Cobalt 60. Incidents involving radioactive contamination from use of Cobalt 60 would likely differ from incidents involving Cesium contamination in a number of respects. Cesium is a salt and water soluble, in contrast to Cobalt 60, which is a metal and not water soluble. As a result, when Cesium contamination occurs, the evaporation of contaminated water can result in Cesium being spread to a greater extent than would be the case with substances that are not water soluble, such as Cobalt 60. However, since Cobalt 60 is a metal and therefore any released amount would remain in a more concentrated form, direct exposure could potentially be more dangerous. See
"-- Risks of Operating Facilities Using Radioactive Material."

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

NEED FOR ADDITIONAL CAPITAL

     The Company requires substantial working capital to fund its business, particularly for capital expenditures, including the construction of its facilities and acquisition of Cobalt 60. There can be no assurance that as a result of acquisitions, lower than anticipated cash flows or other unforeseen events the Company will not require additional debt or equity financing. Further, there can be no assurance that additional financing, if required, will be available to the Company on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its planned expansion, acquisitions or research, development and engineering programs. Accordingly, the inability to obtain or difficulty in obtaining such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company has received an inquiry from the Software Publishers Association (the "SPA") regarding an alleged failure to obtain proper licenses for certain third party software. The Company is in discussions with the SPA and, while there can be no assurance, the Company does not believe that the resolution of this matter will have a material adverse effect on its financial condition or operating results.

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

ITEM 2. PROPERTIES

     The Company has a network of 12 Gamma facilities and one E-Beam facility. Eight of the Gamma facilities perform sterilization services primarily for the medical products market. The remaining four Gamma facilities provide services primarily to advanced applications customers. The Company processes its advanced applications products primarily in its advanced applications facilities since certain medical products customers prefer that their products be segregated from advanced applications products such as herbs and spices. The 12 Gamma facilities have an aggregate design capacity of 101 million curies of Cobalt 60. The Company's E-Beam facility performs sterilization and radiation processing services for both the advanced applications and medical customers.

     The following table sets forth information regarding the Company's facilities as of March 31, 1998:

                                                              APPROXIMATE
                          LOCATION                            SQUARE FEET
                          --------                            -----------
MEDICAL PRODUCTS
  FACILITIES
Corona, California(2).......................................    100,000
Hayward, California(2)......................................     25,000
Fort Worth I, Texas(1)(2)...................................     22,000
Fort Worth II, Texas(1)(2)..................................     58,000
Gurnee, Illinois(1)(2)......................................     78,000
Westerville, Ohio(1)(2).....................................     22,000
Charlotte, North Carolina(1)(2).............................     64,000
Haw River, North Carolina(2)................................     25,000
ADVANCED APPLICATION
  FACILITIES
Tustin, California(2).......................................     32,000
Schaumburg, Illinois(2).....................................     32,000
Rockaway, New Jersey........................................     25,000
Salem, New Jersey...........................................     20,000

E-BEAM FACILITY
San Diego, California(3)....................................     20,000

---------------

(1) Financed through the issuance of Industrial Revenue Bonds. See -- "Risk Factors -- Substantial Debt" and Note 3 of Notes to the Consolidated Financial Statements.

(2) ISO-9002 Certified and EN46002/EN552 Certified facilities.

(3) ISO-9002 Certified and EN46002 Certified facility.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently subject to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed for trading on the Nasdaq National Market under the symbol "STER". On March 31, 1998, there were approximately 58 holders of record of the Common Stock.

     The table below sets forth the high and low sales prices per share as reported on the NASDAQ National Market System since the Company's initial public offering on August 14, 1997. The Company's initial public offering price was $12.00 per share.

                                                              SALES PRICE
                                                           ------------------
            FISCAL YEAR ENDED MARCH 31, 1998                HIGH        LOW
            --------------------------------               -------    -------
4th quarter ended March 31, 1998.........................  $ 23.00    $16.125
3rd quarter ended December 31, 1997......................  $ 22.00    $ 16.50
2nd quarter ended September 30, 1997(1)..................  $17.875    $ 10.80

---------------
(1) Trading of the Company's Common Stock commenced on August 14, 1997.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                YEAR ENDED MARCH 31,
                                                   -----------------------------------------------
                                                    1998      1997      1996      1995      1994
                                                   -------   -------   -------   -------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues.........................................  $46,955   $37,668   $30,241   $28,661   $24,585
Cost of revenues.................................   24,231    20,425    16,978    16,389    11,679
                                                   -------   -------   -------   -------   -------
                                                    22,724    17,243    13,263    12,272    12,906
Costs and expenses:
  General and administrative.....................    7,850     6,345     5,213     5,664     3,266
  Marketing and selling..........................    3,497     2,482     1,761     1,583     1,258
  Research, development and engineering..........    1,229     1,381       890       685       518
                                                   -------   -------   -------   -------   -------
                                                    12,576    10,208     7,864     7,932     5,042
                                                   -------   -------   -------   -------   -------
Income from operations...........................   10,148     7,035     5,399     4,340     7,864
Other income (expense):
  Interest income................................      835       343       114       136        67
  Interest expense...............................   (2,316)   (2,179)   (1,960)   (2,538)     (983)
  Write-down of investments in joint ventures....       --        --        --    (3,011)       --
  Other income...................................       47       115        47       139       256
                                                   -------   -------   -------   -------   -------
Income (loss) before provision for income taxes,
  equity in joint ventures and discontinued
  operations.....................................    8,714     5,314     3,600      (934)    7,204
Provision for income taxes.......................    3,408     2,099     1,448     1,185     2,479
                                                   -------   -------   -------   -------   -------
Income (loss) before equity in joint ventures and
  discontinued operations........................    5,306     3,215     2,152    (2,119)    4,725
Equity in net loss of joint ventures.............       --        --        --    (1,360)     (720)
                                                   -------   -------   -------   -------   -------
Income (loss) from continuing operations.........    5,306     3,215     2,152    (3,479)    4,005
Discontinued operations:
  Income (loss) from discontinued operations.....       --        --        --      (115)      189
  Loss on disposition of discontinued
     operations..................................       --        --        --    (1,173)       --
                                                   -------   -------   -------   -------   -------
Net income (loss)................................  $ 5,306   $ 3,215   $ 2,152   $(4,767)  $ 4,194
                                                   =======   =======   =======   =======   =======
Pro forma basic net income per share(1)..........  $  0.86   $  0.66
                                                   =======   =======
Shares used in computing pro forma basic net
  income per share(1)............................    6,181     4,861
                                                   =======   =======
Diluted net income per share(1)..................  $  0.79   $  0.62
                                                   =======   =======
Shares used in computing diluted net income per
  share(1).......................................    6,711     5,165
                                                   =======   =======

                                                                     AS OF MARCH 31,
                                                       -------------------------------------------
                                                        1998      1997     1996     1995     1994
                                                       -------   ------   ------   ------   ------
                                                                     (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents............................  $12,660   $1,957   $9,906   $1,673   $5,945
Working capital (deficit)............................   29,785   (3,047)   3,329   (3,576)   2,246
          Total assets...............................  130,675   91,667   84,729   74,588   66,861
          Total liabilities..........................   60,984   59,187   55,464   47,546   35,161
Redeemable preferred stock...........................       --    1,500    1,500    1,500    1,500
Stockholders' equity.................................   69,691   30,980   27,765   25,542   30,200

---------------
(1) See Note 1 of Notes to Consolidated Financial Statements included herein for a description of the computation of pro forma basic and diluted net income per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since its inception, SteriGenics International, Inc. (the "Company") has engaged primarily in the business of operating, designing and developing Gamma facilities to provide contract sterilization and radiation processing services to manufacturers of medical and advanced application (non-medical) products. The Company currently operates 12 Gamma facilities nationwide. In fiscal 1998, the Company began operation of its first MiniCell facility in Hayward, California and opened its second Fort Worth, Texas facility. With the addition of these facilities, the Company's maximum Cobalt 60 capacity has increased from 32 million curies at the end of fiscal 1994 to a current capacity of 101 million curies.

     On December 31, 1997, the Company acquired certain assets of the Nicolet Electron Services Division of ThermoSpectra Corporation ("Nicolet") for approximately $5.0 million cash and 109,307 shares of the Company's Common Stock. As a result of the acquisition, the Company currently operates one electron beam technology ("E-Beam") facility, located in San Diego, California. E-Beam involves exposing products to a high-energy electron beam. The acquisition was accounted for as a purchase.

     In order to more effectively address its customer base, the Company has divided its operations into two divisions: medical and advanced application products. While the Company's primary market continues to be the sterilization of medical products, the Company has increased its focus on the sterilization and processing of advanced application products. The Company has dedicated four of its Gamma facilities to processing primarily advanced application products. In addition, a significant portion of the Company's revenues from its E-Beam facility is generated from the processing of advanced application products.

     The Company's revenues have increased significantly from fiscal 1996 to fiscal 1998 as the Company has opened and acquired additional facilities, increased its loaded curies of Cobalt 60 and expanded its customer base. In addition, in recent years the Company has generated incremental revenues by offering its customers premium services such as ExCell, precision dosing and validation services, and GammaSTAT, a guaranteed variable time-based service. Revenues are recognized upon completion of the sterilization or processing services.

     The Company's cost of revenues is comprised primarily of: the depreciation of Cobalt 60, facilities and equipment; direct labor costs; facilities rental; and costs associated with facility quality assurance personnel. Since Cobalt 60 represents a significant portion of the Company's cost of revenues, Cobalt 60 efficiency and utilization are key determinants of the Company's gross margin. Cobalt 60 is amortized using an accelerated method (approximately 12.3% of net book value per year), which corresponds to its natural decay rate. As the Company periodically increases its installed capacity of Cobalt 60 in existing facilities, or when it opens a new facility, it typically has excess capacity for some period of time, which can adversely affect gross margin. Correspondingly, once a facility reaches its break-even point for a given amount of Cobalt 60, there are relatively low costs associated with incremental revenues until such time as the amount of Cobalt 60 is increased. The Company's gross margin is also affected by the mix of standard services and higher margin premium services such as ExCell and GammaSTAT.

     From time to time, the Company has built or expanded facilities. The cost of construction of a facility is reflected as construction-in-progress until start-up of the facility, at which time depreciation commences. Building new facilities requires significant capital investments in building construction, equipment and, for Gamma facilities, in Cobalt 60. In addition to incurring costs associated with Cobalt 60, the Company also incurs incremental personnel costs in the months preceding initial operation, and typically incurs substantial personnel and other operating expenses during the first several months of operation. These costs have historically exceeded revenues during the initial months of operation.

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

RESULTS OF OPERATIONS

     The following table provides a breakdown of the Company's consolidated statements of operations on a percentage of revenues basis for the periods indicated:

                                                       YEAR ENDED MARCH 31,
                                                      -----------------------
                                                      1998     1997     1996
                                                      -----    -----    -----
Revenues............................................  100.0%   100.0%   100.0%
Cost of revenues....................................   51.6     54.2     56.1
                                                      -----    -----    -----
                                                       48.4     45.8     43.9
Costs and expenses:
  General and administrative........................   16.7     16.8     17.2
  Marketing and selling.............................    7.5      6.6      5.8
  Research, development and engineering.............    2.6      3.7      3.0
                                                      -----    -----    -----
                                                       26.8     27.1     26.0
                                                      -----    -----    -----
Income from operations..............................   21.6     18.7     17.9
Other income (expense):
  Interest income...................................    1.8      0.9      0.4
  Interest expense..................................   (4.9)    (5.8)    (6.5)
  Other income......................................    0.1      0.3      0.1
                                                      -----    -----    -----
Income before provision for income taxes............   18.6     14.1     11.9
Provision for income taxes..........................    7.3      5.6      4.8
                                                      -----    -----    -----
Net income..........................................   11.3%     8.5%     7.1%
                                                      =====    =====    =====

FISCAL YEARS ENDED MARCH 31, 1998, 1997 AND 1996

REVENUES

     Revenues increased in fiscal 1998 to $47.0 million, or 24.7%, compared to $37.7 million in fiscal 1997, and 24.6% from $30.2 million in fiscal 1996. The increase in revenues in fiscal 1998 is primarily due to a full year of operations for the Company's facilities in Gurnee, Illinois; Hayward, California; Salem, New Jersey; Haw River, North Carolina; and Rockaway, New Jersey, and the addition of a second Fort Worth, Texas facility during the fiscal year, as well as the addition of the Company's first E-Beam facility in San Diego, California. Salem, Haw River and Rockaway are the former RTI, Inc. facilities acquired by the Company in August 1996. Revenues in fiscal 1997 increased primarily as a result of the addition of the Salem, Haw River and Rockaway facilities, and the Gurnee facility. The increase in revenue year over year to fiscal 1998 from fiscal 1996 is also attributable to the increased installed base of Cobalt 60 in its existing facilities, which enabled the Company to process higher volumes of product, and the continued expansion of the Company's advanced applications business, as well as continued growth in revenue from premium services. Growth in revenues attributable to premium services contributes to the Company's ability to maintain its revenue per installed Cobalt 60 curie despite opening new facilities, which generally incur higher costs related to Cobalt 60, as well as higher personnel costs in the months preceding initial operation.

COST OF REVENUES

     Cost of revenues increased to $24.2 million in fiscal 1998 from $20.4 million in fiscal 1997 and $17.0 million in fiscal 1996. Gross margin increased to 48.4% in fiscal 1998 from 45.8% in fiscal 1997 and

43.9% in fiscal 1996. The increase in gross margin in fiscal 1998 was primarily attributable to greater utilization of the Company's existing facilities which enabled the Company to leverage the fixed costs associated with such facilities, a higher percentage of revenue attributable to premium services, and the acquisition of the San Diego E-Beam facility, offset in part by the impact of the opening of the Hayward and Fort Worth II facilities. The increase in gross margin in fiscal 1997 was primarily attributable to greater utilization of the Company's existing facilities and a higher percentage of revenue attributable to premium services, offset in part by the impact of the opening of the Gurnee facility and transition of the former RTI, Inc. facilities. The Company expects gross margin to fluctuate in future periods, and that it may be negatively impacted to the extent the Company adds facilities and continues to expand its installed capacity of Cobalt 60. The Company's cost of revenues is subject to fluctuations based upon changes in currency exchange rates between the U.S. dollar and the Canadian dollar because payments under certain of the Company's Cobalt 60 operating leases are payable in Canadian dollars (approximately $1.6 million remaining at March 31, 1998 at then current exchange rates).

GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased 23.7% to $7.8 million in fiscal 1998 from $6.3 million in fiscal 1997, and 21.7% from $5.2 million in fiscal 1996. The increase in absolute dollars in fiscal 1998 was attributable to increases in corporate overhead, including the additional costs of becoming a public company, as well as increased headcount at the facility level attributable to the addition of three new facilities (including the former Nicolet E-Beam facility) during the fiscal year. The increase in absolute dollars in fiscal 1997 was primarily attributable to an increased headcount at the facility level as four new facilities (including the three former RTI, Inc. facilities) were added during the fiscal year and, to a lesser extent, related increases in corporate overhead. As a percentage of revenues, these expenses decreased to 16.7% from 16.8% and 17.2% in fiscal 1998, 1997 and 1996, respectively. The decrease in general and administrative expenses as a percentage of revenue in fiscal 1998 from fiscal 1997 and fiscal 1996 was primarily due to economies of scale achieved as the Company's revenues increased. The Company expects general and administrative expenses will continue to increase in absolute dollars as the Company adds facilities and corresponding plant administration, and incurs additional costs related to being a public company.

MARKETING AND SELLING

     Marketing and selling expenses increased 40.9% to $3.5 million in fiscal 1998, from $2.5 million in fiscal 1997, and 40.9% from $1.8 million in fiscal 1996. As a percentage of revenues, these expenses increased to 7.5% from 6.6% and 5.8% in fiscal 1998, 1997 and 1996, respectively. The increase in fiscal 1998 was primarily attributable to the addition of sales and marketing personnel at the corporate level in 1998 in the newly organized Advanced Applications division and, to a lesser extent, increased sales and marketing personnel at the facility level, and higher travel and advertising expenses. The increase in fiscal 1997 was primarily attributable to increased sales and marketing personnel at the facility and corporate level and, to a lesser extent, higher travel and advertising expenses. Additional headcount at the corporate level enabled the Company to focus on large national customers as well as new advanced application markets. The Company expects marketing and selling expenses will continue to increase in absolute dollars and as a percentage of revenue as the Company continues to move into new advanced application markets.

RESEARCH, DEVELOPMENT AND ENGINEERING

     Research, development and engineering expenses decreased 11.0% to $1.2 million in fiscal 1998, from $1.4 million in fiscal 1997, and increased 55.2% from $890,000 in fiscal 1996. As a percentage of revenues, these expenses decreased to 2.6% from 3.7% and 3.0% in fiscal 1998, 1997 and 1996, respectively. The decrease in fiscal 1998 was primarily attributable to decreased travel, rent and research expenses associated with fewer new system installations in the year. The increase in fiscal 1997 was primarily attributable to the addition of engineering personnel and, to a lesser extent, increased travel expenses related to the installation of new systems. The Company expects research, development and engineering expenses will continue to increase in absolute dollars as it intends to design and develop new facilities and systems during fiscal 1999.

INTEREST INCOME

     Interest income increased 143.4% to $835,000 in fiscal 1998, from $343,000 in fiscal 1997, and 200.9% from $114,000 in fiscal 1996. The increase in fiscal 1998 is attributable to the earnings on invested proceeds from the Company's initial public offering in August 1997 and to a lesser extent, earnings on invested proceeds from the issuance of a tax-free Industrial Revenue Bond ("IRB") in July 1997. The increase in fiscal 1997 is primarily attributable to earnings on invested proceeds from the issuance of a tax-free IRB in April 1996, as well as earnings on cash reserves. As a percentage of revenues, interest income increased to 1.8% from 0.9% and 0.4% in fiscal 1998, 1997 and 1996, respectively.

INTEREST EXPENSE

     Interest expense increased 6.3% to $2.3 million in fiscal 1998, from $2.2 million in fiscal 1997, and 11.2%, from $2.0 million in fiscal 1996. Interest expense increased in fiscal 1998 primarily due to higher levels of borrowings of tax-free IRB financing offset by a reduction in bank financing, which was repaid during the year with a portion of the proceeds from the Company's initial public offering, and the reduction in the Company's outstanding capital lease debt. Interest expense increased in fiscal 1997 as higher levels of borrowings were partially offset by lower interest rates on tax-free IRB financing which replaced higher rate bank financing and other debt. As a percentage of revenue, interest expense decreased to 4.9% from 5.8% and 6.5% in fiscal 1998, 1997 and 1996, respectively. The maximum aggregate amount of tax-free IRBs that the Company may issue is $40.0 million. Once the Company has issued the maximum amount of tax-free IRBs, it will be required to obtain any additional financing through higher cost funding sources. The Company's interest expense fluctuated with changes in currency exchange rates between the U.S. dollar and the Canadian dollar because payments under certain of the Company's Cobalt 60 capital leases were payable in Canadian dollars (all such amounts had been paid at March 31, 1997). To date, the effect of currency fluctuations has not been material to the Company. The Company does not currently engage in hedging transactions to mitigate this risk. The Company expects interest expense to remain relatively unchanged in absolute dollars and to decrease as a percentage of revenue.

PROVISION FOR INCOME TAXES

     In fiscal 1998, 1997 and fiscal 1996, the total provision for income taxes differs from the statutory rate primarily due to state income taxes. The Company's net deferred tax liabilities in fiscal years 1998, 1997 and 1996 relate primarily to tax depreciation taken in excess of book depreciation.

LIQUIDITY AND CAPITAL RESOURCES

     In August 1997, the Company completed its initial public offering of Common Stock, raising approximately $21.4 million, net of expenses. Additionally, the Company completed a follow-on offering of Common Stock in February 1998, raising approximately $8.8 million, net of expenses. Prior to the initial and follow-on public offerings, the Company had financed its operations with cash from operations, capital leases, IRB and bank financing, and the private placement of equity securities. At March 1998, the Company had $12.7 million in cash and cash equivalents and $29.8 million in working capital.

     Net cash provided by operating activities was $13.3 million, $12.2 million and $11.0 million in fiscal 1998, 1997 and 1996 respectively. Net cash provided by operating activities in fiscal 1998, fiscal 1997 and fiscal 1996 was primarily attributable to net income, depreciation, and deferred tax liability.

     Net cash used in investing activities was $33.5 million, $19.1 million and $7.6 million in fiscal 1998, 1997 and 1996, respectively, primarily attributable to the purchase of property, plant and equipment (including Cobalt 60) and, for fiscal 1998, the assets acquired in the Nicolet acquisition, as well as the purchase of short term investments.

     Net cash provided by (used in) financing activities was $30.8 million, $(1.0) million and $4.7 million in fiscal 1998, 1997 and 1996 respectively. Net cash provided by financing activities in fiscal 1998 was primarily attributable to net proceeds of $21.4 million from the Company's initial public offering in August 1997, the net proceeds of $8.8 million from the Company's follow-on public offering in February 1998, and an increase in IRB financing, offset in part by the repayment of bank, IRB and Cobalt 60 financing, and to a lesser extent, the redemption of Preferred Stock. Net cash used in financing activities in fiscal 1997 was primarily attributable to repayment of a term loan and Cobalt 60 financing, offset in part primarily by increases in IRB financing. Net cash provided by financing activities in fiscal 1996 was generated primarily from an increase in IRB financing offset in part by the repayment of bank and Cobalt 60 financing.

     Noncash financing activities included the issuance of Common Stock, totaling $2.1 million, in connection with the acquisition of Nicolet in fiscal year 1998 and the acquisition of Cobalt 60 through capital leases totaling $2.5 million and $2.4 million in fiscal years 1997 and 1996, respectively. These leases have terms of 15 years.

     The Company has a $3.5 million revolving line of credit with a bank that carries a variable interest rate (8.5% at March 31, 1998), collateralized by certain assets of the Company. The line of credit is payable on demand, and at March 31, 1998, no amount was outstanding under this line of credit. The payment of cash dividends on the Company's Common Stock is limited by the terms of the Company's revolving line of credit.

     At March 31, 1998, the Company had $36.5 million in IRB financing which bears interest at market rates (either 3.9% or 3.7% at March 31, 1998). The IRBs are collateralized by certain assets of the Company at March 31, 1998 and by letters of credit with a bank. The Company is able to issue only $3.5 million of additional tax-free IRBs until it reaches the maximum aggregate tax-free IRB limit of $40.0 million. Thereafter, the Company will be required to obtain any additional financing through higher cost funding sources.

     The Company had capital expenditures of $7.3 million, $18.6 million and $7.2 million in fiscal 1998, 1997 and 1996, respectively. The Company currently expects to make capital expenditures of approximately $18.0 million during fiscal 1999. These expenditures will include, but are not limited to, the purchase of additional Cobalt 60, new facilities and renovations to existing facilities.

     SteriGenics believes that existing cash balances, including the net proceeds of its two public offerings of Common Stock, cash expected to be generated from operations and available credit facilities will be sufficient to fund the Company's anticipated capital expenditures, operations and repayment of debt, at least through the end of fiscal 1999. There can be no assurance that adequate sources of capital will be available in the future or, if available, will be on terms acceptable to the Company.

     The Company believes that success in its industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. The Company may, from time to time, invest in or acquire complementary businesses, products or technologies. The Company may attempt to utilize additional equity or debt financing to fund such activities. The sale of additional equity or convertible debt could result in additional dilution to the Company's stockholders.

YEAR 2000 COMPLIANCE

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

ADOPTION OF NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which was adopted by the Company on December 31, 1997. Upon adoption, the Company changed the method used to compute earnings per share and restated all prior periods.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               FINANCIAL SECTION

Consolidated Balance Sheets.................................   31
Consolidated Statements of Operations.......................   32
Consolidated Statements of Stockholders' Equity.............   33
Consolidated Statements of Cash Flows.......................   34
Notes to Consolidated Financial Statements..................   35
Report of Ernst & Young LLP, Independent Auditors...........   47

                        STERIGENICS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       MARCH 31,
                                                              ---------------------------
                                                                  1998           1997
                                                              ------------    -----------
Current assets:
  Cash and cash equivalents:
    Unrestricted............................................  $ 11,691,383    $ 1,072,342
    Restricted..............................................       968,725        885,058
  Short-term investments....................................    19,257,339             --
  Accounts receivable, net of allowance of $218,000 and
    $253,000 at March 31, 1998 and 1997.....................     6,165,027      4,591,611
  Prepaid expenses and other current assets.................     1,158,278        933,686
  Deferred income taxes.....................................     1,675,244      1,108,717
                                                              ------------    -----------
Total current assets........................................    40,915,996      8,591,414
Property, plant and equipment, net..........................    81,704,679     80,330,124
Other assets................................................     8,054,174      2,744,999
                                                              ------------    -----------
         Total assets.......................................  $130,674,849    $91,666,537
                                                              ============    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,035,282    $ 1,461,758
  Accrued liabilities.......................................     5,038,597      6,096,785
  Income taxes payable......................................     1,684,174        677,192
  Current portion of capital lease obligations..............     2,872,810      3,152,394
  Current portion of long-term debt.........................       500,000        250,000
                                                              ------------    -----------
Total current liabilities...................................    11,130,863     11,638,129
Capital lease obligations, less current portion.............     3,266,246      6,139,685
Long-term debt, less current portion........................    36,000,000     32,000,000
Deferred income taxes.......................................    10,586,847      9,408,691
Series A Redeemable Preferred Stock, $0.001 par value:
  Authorized shares -- none at March 31, 1998 and
    100,000 at March 31, 1997
  Issued and outstanding shares -- none at March 31, 1998
    and
    15,000 at March 31, 1997................................            --      1,500,000
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $0.001 par value:
    Authorized shares -- 1,000,000 at March 31, 1998 and
       10,000,000 at March 31, 1997
    Issued and outstanding shares -- none...................            --             --
  Convertible Preferred Stock, Series B and C, $0.001 par
    value:
    Authorized shares -- none at March 31, 1998 and
       1,772,728 at March 31, 1997
    Issued and outstanding shares -- none at March 31, 1998
      and 1,772,727 at March 31, 1997.......................            --          1,773
  Common Stock, $0.001 par value:
    Authorized shares -- 15,000,000
    Issued and outstanding shares -- 7,681,323 at March 31,
      1998 and 3,056,042 at March 31, 1997..................         7,681          3,056
  Additional paid-in capital................................    48,089,859     14,726,994
  Notes receivable from sale of Common Stock to employees...       (49,499)       (88,170)
  Retained earnings.........................................    21,642,852     16,336,379
                                                              ------------    -----------
Total stockholders' equity..................................    69,690,893     30,980,032
                                                              ------------    -----------
         Total liabilities and stockholders' equity.........  $130,674,849    $91,666,537
                                                              ============    ===========

                            See accompanying notes.

                        STERIGENICS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED MARCH 31,
                                                      -----------------------------------------
                                                         1998           1997           1996
                                                      -----------    -----------    -----------
Revenues............................................  $46,954,902    $37,668,198    $30,240,840
Cost of revenues....................................   24,231,361     20,425,350     16,977,930
                                                      -----------    -----------    -----------
                                                       22,723,541     17,242,848     13,262,910
Costs and expenses:
  General and administrative........................    7,849,969      6,345,112      5,212,719
  Marketing and selling.............................    3,496,943      2,482,124      1,761,026
  Research, development and engineering.............    1,228,824      1,380,821        889,815
                                                      -----------    -----------    -----------
                                                       12,575,736     10,208,057      7,863,560
                                                      -----------    -----------    -----------
Income from operations..............................   10,147,805      7,034,791      5,399,350
Other income (expense):
  Interest income...................................      835,288        342,657        113,851
  Interest expense..................................   (2,315,784)    (2,178,967)    (1,959,992)
  Other income......................................       46,846        115,347         46,741
                                                      -----------    -----------    -----------
Income before provision for income taxes............    8,714,156      5,313,828      3,599,950
Provision for income taxes..........................    3,407,683      2,099,065      1,447,888
                                                      -----------    -----------    -----------
Net income..........................................  $ 5,306,473    $ 3,214,763    $ 2,152,062
                                                      ===========    ===========    ===========
Pro forma basic net income per share................  $      0.86    $      0.66
                                                      ===========    ===========
Shares used in computing pro forma basic net income
  per share.........................................    6,180,980      4,860,685
                                                      ===========    ===========
Diluted net income per share........................  $      0.79    $      0.62
                                                      ===========    ===========
Shares used in computing diluted net income per
  share.............................................    6,711,438      5,164,679
                                                      ===========    ===========

                            See accompanying notes.

                        STERIGENICS INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                           NOTES
                                                                                         RECEIVABLE
                                                                                            FROM
                                   CONVERTIBLE                                            SALE OF
                                 PREFERRED STOCK         COMMON STOCK      ADDITIONAL      COMMON                       TOTAL
                               --------------------   ------------------     PAID-IN      STOCK TO     RETAINED     STOCKHOLDERS'
                                 SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     EMPLOYEES     EARNINGS        EQUITY
                               ----------   -------   ---------   ------   -----------   ----------   -----------   -------------
Balance at March 31, 1995....   1,772,727   $ 1,773   2,999,720   $3,000   $14,637,317    $(69,600)   $10,969,554    $25,542,044
Exercise of options..........          --        --      56,322      56         89,677     (18,570)            --         71,163
Net income...................          --        --          --      --             --          --      2,152,062      2,152,062
                               ----------   -------   ---------   ------   -----------    --------    -----------    -----------
Balance at March 31, 1996....   1,772,727     1,773   3,056,042   3,056     14,726,994     (88,170)    13,121,616     27,765,269
Net income...................          --        --          --      --             --          --      3,214,763      3,214,763
                               ----------   -------   ---------   ------   -----------    --------    -----------    -----------
Balance at March 31, 1997....   1,772,727     1,773   3,056,042   3,056     14,726,994     (88,170)    16,336,379     30,980,032
Conversion of Preferred Stock
  to
  Common Stock...............  (1,772,727)   (1,773)  1,772,727   1,773             --          --             --             --
Issuance of Common Stock, net
  of issuance costs of
  $3,570,501.................          --        --   2,575,000   2,575     30,201,924          --             --     30,204,499
Issuance of Common Stock
  pursuant to Nicolet
  acquisition................          --        --     109,307     109      2,063,061          --             --      2,063,170
Issuance of Common Stock
  pursuant to employee stock
  purchase plan January 30,
  1998.......................          --        --      32,111      32        336,860          --             --        336,892
Exercise of options..........          --        --     136,136     136        667,936          --             --        668,072
Income tax benefit from stock
  option
  transactions...............          --        --          --      --         93,084          --             --         93,084
Repayment of notes
  receivable.................          --        --          --      --             --      38,671             --         38,671
Net income...................          --        --          --      --             --          --      5,306,473      5,306,473
                               ----------   -------   ---------   ------   -----------    --------    -----------    -----------
Balance at March 31, 1998....          --   $    --   7,681,323   $7,681   $48,089,859    $(49,499)   $21,642,852    $69,690,893
                               ==========   =======   =========   ======   ===========    ========    ===========    ===========

                            See accompanying notes.

                        STERIGENICS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED MARCH 31,
                                                        -----------------------------------------
                                                            1998           1997          1996
                                                        ------------   ------------   -----------
OPERATING ACTIVITIES:
Cash flows from operating activities:
  Income from continuing operations...................  $  5,306,473   $  3,214,763   $ 2,152,062
  Reconciliation to net cash provided by operating
     activities:
     Depreciation.....................................     9,596,762      8,200,411     7,546,759
     Amortization.....................................       155,743         70,605        29,076
     Deferred income tax liability....................     1,178,155        833,812       519,879
     Deferred income tax asset........................      (566,527)      (149,395)      665,678
     Changes in assets and liabilities:
       Accounts receivable............................    (1,573,416)    (1,114,874)       28,640
       Prepaid expenses and other current assets......      (175,360)      (241,161)     (104,348)
       Accounts payable and accrued liabilities.......      (616,629)     1,369,584       172,741
                                                        ------------   ------------   -----------
Net cash provided by operating activities.............    13,305,201     12,183,745    11,010,487
INVESTING ACTIVITIES:
Purchases of property, plant and equipment............    (7,333,503)   (18,613,378)   (7,207,495)
Purchases of short term investments...................   (19,257,339)
Acquisition of certain assets of Nicolet..............    (5,001,052)            --            --
Proceeds from sale of investment in joint venture.....            --      1,249,000            --
Other assets..........................................    (1,910,123)    (1,779,364)     (369,076)
                                                        ------------   ------------   -----------
Net cash used in investing activities.................   (33,502,017)   (19,143,742)   (7,576,571)
FINANCING ACTIVITIES:
Issuance of Common Stock..............................    30,541,391             --            --
Redemption of Preferred Stock.........................    (1,500,000)            --            --
Exercise of stock options.............................       761,156             --        71,163
Borrowings under industrial revenue bonds.............     5,000,000      8,750,000     9,000,000
Borrowings under term loan and line of credit.........       700,000      2,881,619            --
Repayments on term loan, line of credit, industrial
  revenue bonds and capital leases....................    (4,603,023)   (12,620,719)   (4,271,103)
Increase in restricted cash...........................       (83,667)       (40,889)      (51,713)
                                                        ------------   ------------   -----------
Net cash provided by (used in) financing activities...    30,815,857     (1,029,989)    4,748,347
                                                        ------------   ------------   -----------
Net increase (decrease) in unrestricted cash and cash
  equivalents.........................................    10,619,041     (7,989,986)    8,182,263
Unrestricted cash and cash equivalents at beginning of
  period..............................................     1,072,342      9,062,328       880,065
                                                        ------------   ------------   -----------
Unrestricted cash and cash equivalents at end of
  period..............................................  $ 11,691,383   $  1,072,342   $ 9,062,328
                                                        ============   ============   ===========
NONCASH FINANCING ACTIVITIES:
Assets acquired under capital leases..................  $         --   $  2,508,127   $ 2,372,252
Common Stock issued in connection with the acquisition
  of Nicolet..........................................  $  2,063,170   $         --   $        --
Income tax benefit from stock options.................  $     93,084   $         --   $        --
Notes receivable issued on exercise of stock
  options.............................................  $         --   $         --   $    18,570

                            See accompanying notes.

                        STERIGENICS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     SteriGenics International, Inc. (the "Company") was incorporated in the state of California in 1978. In July 1997, the Company was reincorporated in the state of Delaware. The Company performs contract sterilization and radiation processing services using gamma radiation ("Gamma") and electron beam radiation ("E-Beam"). The Company operates 12 Gamma facilities in several states and one E-Beam facility in San Diego, California.

  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SteriGenics East Corporation, SteriGenics International Holding Corporation and RSI Leasing, Inc. SteriGenics East Corporation includes three facilities located along the eastern seaboard of the United States (see Note 11). SteriGenics International Holding Corporation holds investments in the Company's joint venture in Taiwan (see Note 10). RSI Leasing, Inc. leases Cobalt 60 to the Company and includes a facility located in San Diego acquired pursuant to the acquisition of the Nicolet Electron Services Division of ThermoSpectra Corporation (the "Nicolet Acquisition") (see Note 11). All significant intercompany accounts and transactions have been eliminated.

     Certain prior year balance sheet amounts have been reclassified to conform with the current year's presentation.

  Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

  Revenue Recognition

     Revenue from contract manufacturing is recognized upon the completion of sterilization. No customer accounted for more than 10% of revenues during fiscal 1998 or 1997. One customer accounted for approximately 13% of revenues during fiscal 1996.

  Advertising Costs

     Advertising costs are recorded as an expense when incurred. Advertising costs were approximately $348,000, $289,000 and $191,000 for the years ended March 31, 1998, 1997 and 1996, respectively. The Company does not incur any direct response advertising costs.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company is exposed to credit risk in the event of default by the financial institutions or issuers of the investments to the extent of the amounts recorded on the balance sheet.

                        STERIGENICS INTERNATIONAL, INC.

  Short-Term Investments

     The Company invests its excess cash in high-quality commercial paper with maturity less than one year. At March 31, 1998, all short-term investments are designated as available for sale. Interest and dividends on the investments are included in interest income. There were no realized gains or losses on the Company's investments during fiscal 1998 as all investments were held to maturity during the year. At March 31, 1998, the fair value of short-term investments approximates cost.

  Financial Instruments

     The estimated fair values of financial instruments approximate the carrying values at March 31, 1998 and 1997 using available market information and appropriate valuation methodologies. The fair value of long-term debt is estimated using discounted cash flow analysis and the Company's current incremental borrowing rate.

  Risks, Uncertainties, and Significant Concentrations

     The Company's trade receivables consist principally of amounts due from its customers in the sterilization industry. The Company's trade customers are primarily in the United States. Management believes any concentration of credit risk is substantially alleviated by the Company's credit evaluation and collection practices. The Company generally requires no collateral. Bad debt experience and expenses have been insignificant.

     The Company's operations are dependent on its ability to obtain Cobalt 60 isotope or an equivalent radioactive material. Cobalt 60 isotope is a controlled substance, supplied only by a limited number of vendors. If the Company is unable to obtain adequate supplies of Cobalt 60 isotope at commercially reasonable terms, its operations may be materially adversely affected.

  Depreciation and Amortization

     Cobalt 60 isotope is amortized using an accelerated method (approximately 12.3% of net book value per year) which relates to the natural decay of the isotope. For all other property, plant and equipment, depreciation is computed using the straight-line method over estimated useful lives of three to thirty years. Amortization is included with depreciation expense in the accompanying consolidated financial statements.

  Construction-in-Progress

     From time to time, the Company builds or expands facilities. The cost of construction of these facilities is reflected as construction-in-progress until start-up of the facility, at which time the costs are reclassified to the appropriate fixed asset category.

  Goodwill

     Goodwill represents the excess of the purchase price paid over the estimated fair values of tangible and intangible net assets acquired. Goodwill is amortized on a straight-line basis over the estimated useful life of the assets acquired.

  Stock-Based Compensation

     In fiscal 1997, the Company implemented the disclosure requirements of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). As permitted under FAS 123, the Company continues to account for its employee stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and will provide pro forma disclosures of net income and earnings per share as if the

                        STERIGENICS INTERNATIONAL, INC.

fair value basis method prescribed by FAS 123 had been applied in measuring employee compensation expense (see Note 5.)

  Net Income Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which was adopted on December 31, 1997. In accordance with the provisions of FAS 128, all prior period net income per share amounts have been restated to reflect basic and diluted per share amounts.

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

     The following table sets forth the computation of basic, pro forma basic and diluted net income per share:

                                                                YEARS ENDED MARCH 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
Numerator for basic and diluted:
  Net income................................................  $5,306    $3,215    $2,152
                                                              ======    ======    ======
Denominator:
  Weighted average common shares outstanding................   5,504     3,056     3,028
  Shares related to SEC Staff Accounting Bulletins..........      12        32        32
                                                              ------    ------    ------
Denominator for basic net income per share..................   5,516     3,088     3,060
Conversion of Preferred Stock (pro forma)...................     665     1,773
                                                              ------    ------
Denominator for pro forma basic net income per share........   6,181     4,861
Conversion of Preferred Stock...............................      --        --     1,773
Stock options...............................................     530       304       171
                                                              ------    ------    ------
Denominator for diluted net income per share................   6,711     5,165     5,004
                                                              ======    ======    ======
Basic net income per share..................................                      $ 0.70
                                                                                  ======
Pro forma basic net income per share........................  $ 0.86    $ 0.66
                                                              ======    ======
Diluted net income per share................................  $ 0.79    $ 0.62    $ 0.43
                                                              ======    ======    ======

     Options to purchase 88,250 shares of Common Stock were outstanding in the year ended March 31, 1998 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

  New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130") and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131"). FAS 130 establishes rules for reporting and displaying comprehensive income. FAS 131 will require the Company to use the "management approach" in disclosing segment information. Both statements are effective for the Company during fiscal 1999. The Company believes that the adoption of either FAS 130 or FAS 131 will not have a material impact on the Company's results of operations, cash flows or financial position.

                        STERIGENICS INTERNATIONAL, INC.

 2. BALANCE SHEET COMPONENTS

  Property, Plant and Equipment

     Property, plant and equipment consist of the following:

                                                           MARCH 31,
                                                  ----------------------------
                                                      1998            1997
                                                  ------------    ------------
Land............................................  $  2,105,244    $  1,605,245
Buildings.......................................    19,858,531      12,091,744
Cobalt 60 isotope...............................    73,076,015      71,776,948
Furniture and fixtures..........................     4,994,345       3,932,708
Machinery and equipment.........................    30,918,948      24,846,155
Construction-in-progress........................       641,610       9,016,290
                                                  ------------    ------------
                                                   131,594,693     123,269,090
Accumulated depreciation and amortization.......    49,890,014      42,938,966
                                                  ------------    ------------
                                                  $ 81,704,679    $ 80,330,124
                                                  ============    ============

  Other Assets

     Other assets consist of the following:

                                                            MARCH 31,
                                                    --------------------------
                                                       1998            1997
                                                    ----------      ----------
Industrial revenue bond costs (net of accumulated
  amortization of $435,000 in 1998, and $363,000
  in 1997)........................................  $  969,233      $  791,477
Goodwill (see Notes 1 and 11).....................   4,229,133         558,769
Other.............................................   2,917,068       1,445,453
                                                    ----------      ----------
                                                     8,115,434       2,795,699
Less current portion of bond costs................      61,260          50,700
                                                    ----------      ----------
                                                    $8,054,174      $2,744,999
                                                    ==========      ==========

  Accrued Liabilities

     Accrued liabilities consist of the following:

                                                            MARCH 31,
                                                    --------------------------
                                                       1998            1997
                                                    ----------      ----------
Compensation......................................  $1,972,534      $1,717,429
Property tax......................................     614,169         582,960
Legal and accounting..............................     403,571         418,463
Sales and other non-income taxes..................     294,196       1,657,034
Other.............................................   1,754,127       1,720,899
                                                    ----------      ----------
                                                    $5,038,597      $6,096,785
                                                    ==========      ==========

                        STERIGENICS INTERNATIONAL, INC.

 3. BORROWING ARRANGEMENTS

     Long-term debt consists of:

                                                                      MARCH 31,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
Industrial revenue bond, due in March 2005, with interest at the contract formula rate of 3.7% and 3.6% at March 31,
  1998 and
  March 31, 1997, respectively..............................  $ 5,250,000    $ 5,250,000
Industrial revenue bond, due in December 2004, with interest at the contract formula rate of 3.7% and 3.6% at March 31,
  1998 and
  March 31, 1997, respectively..............................    4,900,000      4,900,000
Industrial revenue bond, due in November 2005, with interest at the contract formula rate of 3.7% and 3.6% at March 31,
  1998 and March 31, 1997, respectively.....................    4,600,000      4,600,000
Industrial revenue bond, due in annual principal
  installments of $500,000 beginning in March 1999, with
  interest at the contract formula rate of 3.9% and 3.7% at
  March 31, 1998 and March 31, 1997, respectively...........    9,000,000      9,000,000
Industrial revenue bond, due in annual principal
  installments of $430,000 beginning in April 1999, with
  interest at the contract formula rate of 3.9% and 3.7% at
  March 31, 1998 and March 31, 1997, respectively...........    7,750,000      7,750,000
Industrial revenue bond, due in July 2017, with interest at
  the contract formula rate of 3.9% at March 31, 1998.......    5,000,000             --
Industrial revenue bond, due in annual installments of
  $250,000 with interest at a fixed rate of 10.0%...........           --        750,000
                                                              -----------    -----------
                                                               36,500,000     32,250,000
Less current portion........................................      500,000        250,000
                                                              -----------    -----------
                                                              $36,000,000    $32,000,000
                                                              ===========    ===========

     Industrial revenue bonds are collateralized by certain assets of the Company and by letter of credit agreements with a bank. The Company is required under certain industrial revenue bond agreements to maintain cash reserves in the amount of the bond interest payments due within one year. At March 31, 1998 and 1997, there were approximately $969,000 and $885,000 recorded, respectively, as restricted cash associated with the outstanding industrial revenue bonds.

     The Company has a $3,500,000 revolving line of credit with a bank, payable on demand, with a variable interest rate of 8.5% at March 31, 1998 and 1997, collateralized by certain assets of the Company. At March 31, 1998 and 1997, no amount was outstanding under this line of credit.

     Payments of principal due on long-term debt for the five-year period from March 31, 1998 and thereafter are:

1999............................................  $   500,000
2000............................................      930,000
2001............................................      930,000
2002............................................      930,000
2003............................................      930,000
Thereafter......................................   32,280,000
                                                  -----------
          Total.................................  $36,500,000
                                                  ===========

     Cash payments for interest in fiscal 1998, 1997 and 1996 were approximately $1,664,000, $1,875,000 and $996,000, respectively.

                        STERIGENICS INTERNATIONAL, INC.

     On July 30, 1997, the Company issued an industrial revenue bond in the amount of $5.0 million which bears a variable interest rate. The interest rate was 3.9% at issuance, and on March 31, 1998.

 4. REDEEMABLE PREFERRED STOCK

     In August 1997, the Company completed its initial public offering of 2,000,000 shares of its Common Stock at a price of $12.00 per share, raising net proceeds of $21.4 million. The shares of Series A Redeemable Preferred Stock were redeemed for $1,500,000 from the proceeds of the initial public offering.

     Series A Redeemable Preferred Stock was not convertible and had no voting rights. In the event of liquidation, Series A stockholders were entitled to receive $100.00 per share plus all declared but unpaid dividends prior to any distribution to the common stockholders.

 5. STOCKHOLDERS' EQUITY

  Convertible Preferred

     Each share of the Company's outstanding convertible Preferred Stock was automatically converted to a share of Common Stock during the initial public offering in August 1997.

     Each share of Series B Preferred Stock was convertible into one share of the Company's Common Stock, had voting rights, had a liquidation preference of $5.00 per share, was subordinate to the Series A Preferred Stock, and permitted noncumulative dividends to be declared at the discretion of the Board of Directors. In any fiscal year, dividends of $0.50 per share for Series B Preferred Stock must be paid before any dividends on Common Stock.

     Each share of Series C Preferred Stock was convertible into one share of the Company's Common Stock, had voting rights, had a liquidation preference of $11.00 per share, was subordinate to the Series A and B Preferred Stock, and permitted noncumulative dividends to be declared at the discretion of the Board of Directors. In any fiscal year, dividends of $1.10 per share for Series C Preferred Stock must be paid before any dividends on Common Stock.

     No dividends have been declared to date by the Board of Directors on any of the outstanding Preferred Stock.

  Stock Option Plans

     Under the 1985 Incentive Stock Option Plan and the Second Amended and Restated 1986 Stock Option Plans, the Board of Directors were able to grant options to key employees to purchase up to 1,210,000 shares of Common Stock at not less than fair value on the date of grant, as determined by the Board of Directors. The options generally vest with respect to 24% of the shares one year after the options' grant date and with respect to 2% of the shares on a monthly basis for the next 38 months. The option term is ten years, and options expire at the end of the term.

     In July, 1997, the stockholders approved the adoption of the 1997 Equity Incentive Plan, as amended, and the 1997 Stock Plan, under which a total of 1,025,000 shares and 175,000 shares, respectively, of the Company's authorized but unissued Common Stock have been reserved for issuance thereunder. Subsequently, the remaining available shares under the 1986 Stock Plan and the 1997 Stock Plan became available for issuance under the 1997 Equity Incentive Plan.

                        STERIGENICS INTERNATIONAL, INC.

     Activity under the option plans was as follows:

                                                          OUTSTANDING OPTIONS
                                                         ---------------------
                                                                     WEIGHTED
                                                          NUMBER      AVERAGE
                                                            OF         PRICE
                                                          SHARES     PER SHARE
                                                         --------    ---------
Balance at March 31, 1995..............................   662,797     $ 5.82
  Granted..............................................   253,764     $ 4.90
  Exercised............................................   (56,322)    $ 1.59
  Canceled.............................................  (221,314)    $ 8.27
                                                         --------
Balance at March 31, 1996..............................   638,925     $ 4.98
  Granted..............................................    97,000     $ 5.64
  Exercised............................................        --     $   --
  Canceled.............................................   (33,000)    $ 4.91
                                                         --------
Balance at March 31, 1997..............................   702,925     $ 5.07
  Granted..............................................   447,000     $12.60
  Exercised............................................  (136,136)    $ 4.98
  Canceled.............................................   (23,140)    $ 6.38
                                                         --------
Balance at March 31, 1998..............................   990,649     $ 8.44
                                                         ========

     During fiscal 1996, the Company offered all optionees the right to amend the terms of their outstanding options to lower the exercise price to the then fair value of $4.90 per share, and to reset the vesting schedule. Included above are options to purchase 172,564 shares of Common Stock canceled and regranted during fiscal 1996 with the amended terms.

     At March 31, 1998, options outstanding under the stock option plans were as follows:

                                                      OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                                           WEIGHTED                    ----------------------
                                                            AVERAGE         WEIGHTED                 WEIGHTED
                                                           REMAINING        AVERAGE                  AVERAGE
                                          NUMBER          CONTRACTUAL       EXERCISE     NUMBER      EXERCISE
            EXERCISE PRICE              OUTSTANDING          LIFE            PRICE     EXERCISABLE    PRICE
            --------------              -----------   -------------------   --------   -----------   --------
$ 4.90 - $ 5.00.......................    518,649            4.48            $ 4.96      423,750      $4.97
$ 7.00 - $10.80.......................    383,750            9.28             10.48        7,540       7.00
$19.50 - $20.375......................     88,250            9.75             20.07           --         --
                                          -------            ----            ------      -------      -----
                                          990,649            6.81            $ 8.44      431,290      $5.00
                                          =======            ====            ======      =======      =====

     At March 31, 1997, options to purchase 487,014 shares of Common Stock were exercisable at an average exercise price of $5.01 per share. At March 31, 1996, options to purchase 433,095 shares of Common Stock were exercisable at an average exercise price of $5.02 per share. At March 31, 1998, 764,686 shares were available for future grant under the plans.

     The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by FAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of

                        STERIGENICS INTERNATIONAL, INC.

FAS 123. For options granted prior to the initial public offering, the fair value for these options was estimated at the date of grant using the minimum value option pricing method. For options granted subsequent to the initial public offering, the fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the years ended March 31:

                                                              1998   1997
                                                              ----   ----
Risk-free interest rate (%).................................  5.79   6.37
Dividend yield..............................................    --     --
Volatility factor...........................................  0.68     --
Expected option life (years)................................  5.20   3.57

     The Minimum Value option valuation method may be used by non-public companies to value an award. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected option life. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with a method prescribed in FAS 123, the Company's net income and net income per share would have been decreased to the pro forma amounts indicated below:

                                                         1998          1997
                                                      ----------    ----------
Pro forma net income................................  $4,288,371    $3,139,858
Pro forma basic net income per share................        0.69          0.65
Pro forma diluted net income per share..............        0.64          0.61

     The weighted average fair value of options granted in fiscal 1998 and 1997 was $5.97 and $1.10 per share, respectively.

     Because FAS 123 is applicable only to options granted subsequent to March 31, 1995, its pro forma effect will not be fully reflected until the year ending March 31, 2000.

  Employee Stock Purchase Plan

     In June 1997, the Company adopted the 1997 Employee Stock Purchase Plan ("the Purchase Plan"). The Company has reserved 400,000 shares of Common Stock for issuance thereunder. Under the Purchase Plan, qualified employees are entitled to purchase shares through payroll deductions at 85% of the fair market value at the beginning or end of the offering period, whichever is lower. As of December 31, 1997, shares issued under the Purchase Plan totaled 32,111.

  Notes Receivable from Sale of Common Stock to Employees

     At March 31, 1998, the Company had notes receivable in the amount of $49,000 arising from the sale of Common Stock to employees. Such notes bear interest at 7% to 9%, are collateralized by the related stock of the Company and are due between April 1998 and August 2000. In April 1998, repayments of $38,000 were received by the Company.

                        STERIGENICS INTERNATIONAL, INC.

 6. TAXES ON INCOME

     The provision for income taxes for the years ended March 31 consists of the following:

                                            1998          1997          1996
                                         ----------    ----------    ----------
Federal:
  Current..............................  $2,395,188    $1,276,373    $ (419,606)
  Deferred.............................     573,637       614,517     1,717,191
                                         ----------    ----------    ----------
                                          2,968,825     1,890,890     1,297,585
State:
  Current..............................     400,867       138,274       334,236
  Deferred.............................      37,991        69,901      (183,933)
                                         ----------    ----------    ----------
                                            438,858       208,175       150,303
                                         ----------    ----------    ----------
                                         $3,407,683    $2,099,065    $1,447,888
                                         ==========    ==========    ==========

     The tax benefits associated with disqualifying dispositions of stock options or employee stock purchase plan shares reduced taxes currently payable as shown by $93,084 for 1998. Such benefits are credited to paid-in-capital when realized. The total provision for income taxes differs from the amount computed by applying the statutory federal income tax to income before taxes as follows:

                                            1998          1997          1996
                                         ----------    ----------    ----------
Expected provision at 34%..............  $2,962,813    $1,806,702    $1,223,983
State taxes, net of federal benefit....     289,646       137,395        99,200
Other..................................     155,224       154,968       124,705
                                         ----------    ----------    ----------
                                         $3,407,683    $2,099,065    $1,447,888
                                         ==========    ==========    ==========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities at March 31, 1998 and 1997 are as follows:

                                                       1998           1997
                                                    -----------    -----------
Deferred tax assets:
  Tax credit carryforwards........................  $ 2,013,422    $ 2,530,896
  Reserves and accruals...........................    2,001,993      1,626,070
  Other...........................................      302,625        198,077
                                                    -----------    -----------
          Total deferred tax assets...............    4,318,040      4,355,043
Deferred tax liabilities:
  Depreciation....................................   13,014,098     12,564,094
  Other...........................................      215,545         90,923
                                                    -----------    -----------
          Total deferred tax liabilities..........   13,229,643     12,655,017
                                                    -----------    -----------
Net deferred tax liabilities......................  $ 8,911,603    $ 8,299,974
                                                    ===========    ===========

     At March 31, 1998, the Company had federal and state alternative minimum tax credit carryforwards of approximately $1,860,000 and $162,000, respectively, which do not expire, and other carryforwards of approximately $70,000 expiring in fiscal 2005. Utilization of the carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions.

     Cash payments made for income taxes, net of refunds received, were $1,696,000, $805,000 and $11,000 during fiscal 1998, 1997 and 1996, respectively.

                        STERIGENICS INTERNATIONAL, INC.

 7. EMPLOYEE BENEFIT PLAN

     Effective February 1, 1990, the Company established a defined contribution retirement plan, the SteriGenics 401(k) plan, which covers all employees, age 21 or older, with at least six months of service. Employees may make contributions by a percentage reduction in their salaries of up to a statutory limit of $10,000 for calendar year 1998. Company contributions consist of matching funds equal to 50% of the first 5% of employee eligible earnings contributed, as well as discretionary profit sharing amounts. Effective April 1, 1996, the Company increased the matching contribution percentage from 25% to 50%. Company contributions were $176,000, $122,000 and $44,000 for fiscal 1998, 1997 and
1996, respectively. Administrative expenses related to the plan are not significant.

 8. COMMITMENTS AND CONTINGENCIES

     The Company leases a portion of its Cobalt 60 isotope under capital leases having terms of 15 years. Assets acquired by the Company under such lease arrangements are included on the consolidated balance sheet as follows:

                                                            MARCH 31,
                                                    --------------------------
                                                       1998           1997
                                                    -----------    -----------
Cobalt 60 isotope, at cost........................  $16,389,051    $16,389,051
Less accumulated amortization.....................    5,523,196      3,995,319
                                                    -----------    -----------
                                                    $10,865,855    $12,393,732
                                                    ===========    ===========

     The Company leases certain facilities and a portion of its Cobalt 60 isotope under noncancelable operating leases. At March 31, 1998, future minimum lease payments under operating leases and capital leases are as follows (including approximately $1.6 million under operating leases, at then current exchange rates, payable in Canadian dollars):

                                                      CAPITAL       OPERATING
                                                       LEASES        LEASES
                                                     ----------    -----------
1999...............................................  $3,065,796    $ 3,719,367
2000...............................................   1,437,627      2,785,237
2001...............................................     673,011      1,476,508
2002...............................................     316,343      1,234,027
2003...............................................     171,161        780,658
Thereafter.........................................   1,027,473        346,528
                                                     ----------    -----------
          Total payments...........................   6,691,411    $10,342,325
                                                                   ===========
Less amount representing interest..................     551,963
                                                     ----------
Present value of minimum lease payments............   6,139,448
Less current portion...............................   2,872,810
                                                     ----------
                                                     $3,266,638
                                                     ==========

     In conjunction with the RTI, Inc. ("RTI") Asset Acquisition Agreement (see
Note 11) the Company leases a facility in Rockaway, New Jersey and is required by the New Jersey Department of Environmental Protection ("NJDEP") to maintain a standby letter of credit in the amount of $500,000, contingent upon the continued environmental clean up efforts required of the property owners, RTI. The required amount of the letter of credit decreases over the life of the building lease, and/or as the NJDEP deems required.

     Additionally, RTI has the option to require the Company to purchase the Rockaway land and buildings on the sixth anniversary of the lease commencement date for a purchase price equal to $138,376. RTI may only exercise the option upon receipt of proof that environmental remediation of the property was complete to

                        STERIGENICS INTERNATIONAL, INC.

the extent that the Company would not have any material liability for further environmental remediation and the property has been removed from the national priorities list.

     In the normal course of the Company's operations, it is subject to various claims and litigation, the outcomes of which, in the opinion of management, will not have a material adverse effect on the Company's financial position or results of operations.

     Total rent expense for fiscal 1998, 1997 and 1996 was $1,167,000, $1,318,000 and $1,246,000, respectively.

 9. TRANSACTIONS WITH RELATED PARTIES AND MINORITY STOCKHOLDERS

     In June 1997, the Company entered into operating leases with its chairman on the two sterilization facilities previously rented on a month to month basis. The leases have 60 month terms which expire in June 2002 with annual rent expense of approximately $419,000.

     Rent expense attributable to these related party leases was approximately $407,000 in the fiscal year ended March 31, 1998, and $472,000 in fiscal 1997 and 1996. The Company also leases one facility and its corporate offices from a publicly traded real estate investment trust of which its chairman is a minority shareholder, but is neither a director nor an officer.

     Included in costs and expenses are approximately $1,168,000, $2,116,000 and $1,189,000 for fiscal 1998, 1997 and 1996, respectively, relating to payments to a minority stockholder for administrative, maintenance and engineering services.

10. INVESTMENTS IN JOINT VENTURES

     In January 1997, the Company sold the majority of its holdings in a joint venture in a sterilization facility in Taiwan for $1,249,000. This investment was accounted for under the equity method. No gain or loss was recorded related to this transaction. The carrying value of the remaining investment was $1,000 at March 31, 1998 and 1997.

11. ACQUISITIONS

     On February 26, 1996, the Company, through its subsidiary SteriGenics East Corporation, entered into an agreement to acquire certain assets and liabilities of RTI, Inc., a New York corporation, and its subsidiaries that operated three irradiation facilities along the eastern seaboard of the United States. At March 31, 1996, the Company had an initial investment of $236,000 in RTI. The acquisition was finalized in August 1996 with a net purchase price of approximately $4,872,000, and was accounted for as a purchase. The initial investment was applied toward the purchase price upon completion of the acquisition. The consolidated statements of operations include the results of operations of RTI subsequent to the acquisition date. The Company recorded approximately $580,000 of goodwill which is being amortized over a fifteen-year period. Accumulated amortization of goodwill, related to this acquisition, was approximately $58,000 at March 31, 1998.

     On December 31, 1997, the Company acquired certain assets of the Nicolet Electron Services Division of ThermoSpectra Corporation ("Nicolet") for a net purchase price of approximately $7 million, $5 million in cash and 109,307 shares of the Company's Common Stock valued at approximately $2 million. The consolidated statements of operations include the results of operations of Nicolet from the date of acquisition. The Company recorded approximately $3.8 million of goodwill in connection with the acquisition, which is being amortized over a twenty-year period. Accumulated amortization of goodwill, related to this acquisition, was approximately $47,000 at March 31, 1998. Under the asset acquisition agreement, ThermoSpectra Corporation may under certain circumstances be entitled to receive up to an additional 21,861 shares of Common Stock of the Company.

                        STERIGENICS INTERNATIONAL, INC.

     The following unaudited pro forma summary represents the Company's consolidated results of operations for the periods presented on the following basis: (i) as if the acquisition of RTI had occurred on April 1, 1995 and is therefore included in all periods presented and (ii) as if the acquisition of Nicolet had occurred on April 1, 1996 and is therefore included in the year ended March 31, 1998 and 1997. Such pro forma results do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or the results which may occur in the future.

                                                 YEAR ENDED MARCH 31,
                                       -----------------------------------------
                                          1998           1997           1996
                                       -----------    -----------    -----------
Pro forma net revenues...............  $49,839,101    $43,197,048    $34,592,867
Pro forma net income.................    6,123,795      3,901,349      1,627,419
Pro forma diluted net income per
  share..............................         0.90           0.74           0.33

12. SUBSEQUENT EVENTS (UNAUDITED)

     The following events occurred subsequent to March 31, 1998.

     During April 1998, the Company received $38,000 in repayments of notes receivable from the sale of stock to employees.

     On June 4, 1998, the Company entered into an operating lease on a building with a total lease commitment of approximately $4.3 million and a term of 10 years.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
SteriGenics International, Inc.

     We have audited the accompanying consolidated balance sheets of SteriGenics International, Inc. as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SteriGenics International, Inc. at March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

                                                         ERNST & YOUNG LLP

Palo Alto, California
May 1, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company as of March 31, 1998 are as follows:

           NAME                  AGE                      POSITION
           ----                  ---                      --------
James F. Clouser...........        47    President, Chief Executive Officer and
                                         Director
D. Patterson Adams.........        45    Vice President and General Manager, Non-
                                           Medical Division
Eric W. Beers..............        38    Senior Vice President of Engineering
Donald A. Currie...........        41    Vice President of Operations, Eastern
                                         Region
Eugene C. Davis............        50    Vice President of Operations, Western
                                         Region
Lisa C. Foster.............        37    Vice President of Quality Assurance
David E. Meyer.............        47    President of Medical Products Division
Charles W. King, Jr........        62    Chairman of the Board
Walter G. Kortschak(1).....        39    Director
Thomas F. Stephenson(1)....        55    Director
James R. Yarter............        61    Director
Frederick J. Ruegsegger....        42    Director Nominee

---------------
(1) Member of Audit Committee and Compensation Committee.

     All directors hold office until the next annual meeting of the stockholders and until their successors have been duly elected and qualified. Officers are elected by and serve at the direction of the Board of Directors. There are no family relationships among the directors or officers of the Company.

     James F. Clouser joined SteriGenics in June 1988 as President and Chief Executive Officer. Previously, from 1984 to 1988 he served as Chief Operating Officer of Attain, Inc., a high technology start-up manufacturer of automatic test equipment for semiconductor devices. Mr. Clouser has a Bachelor of Science degree in Electrical Engineering from Pennsylvania State University, a Masters of Business Administration degree in Finance from Wayne State University, and a Masters of Science degree in Accounting from Rochester Institute of Technology.

     D. Patterson Adams joined SteriGenics in January 1998 as Vice President and General Manager of the Non-Medical Division. Prior to joining SteriGenics, Mr. Adams served as a consultant to health care providers and medical manufacturers as President of VestCorp, an investment holding company, from July 1995 to January 1998. Mr. Adams served as Chief Operating Officer of Progressive Capital Investment Corporation from July 1993 to June 1995. From June 1988 to June 1993, Mr. Adams was Vice President of EtO Operations for Isomedix, Inc. Mr. Adams earned his Bachelor of Science Degree in Biology from the University of Memphis.

     Eric W. Beers joined SteriGenics in February 1994 as Senior Vice President of Engineering. Prior to joining SteriGenics and since 1980, Mr. Beers held several engineering and managerial positions with Nordion, a supplier of Cobalt 60 and irradiation equipment, the most recent of which was as Manager of the Industrial Irradiation Engineering Department. Mr. Beers has a degree in Mechanical/Aeronautical Engineering from Carleton University in Canada and is a Member of the Association of Professional Engineers of Ontario, Canada.

     Donald A. Currie joined SteriGenics in March 1991 as General Manager of the Westerville facility. In August 1994, Mr. Currie became Director of Operations overseeing the Westerville and Schaumburg facilities and was promoted to Vice President of Operations, Non-Medical in November 1996. In January 1998,

Mr. Currie became Vice President of Operations, Eastern Region. Mr. Currie has a Bachelor of Arts degree in Materials and Operations Management from Michigan State University.

     Eugene C. Davis joined SteriGenics in April 1994 as Vice President of Quality Assurance and Regulatory Affairs. In January 1996, he became Vice President of Sales and Marketing, and in July 1997, he became the Vice President of Operations for the Western Region. From 1979 to 1993 Mr. Davis held various positions with the Opthalmic Surgical Products Division of Optical Radiation Corporation, an opthalmic surgical products company, the most recent of which was Vice President of Quality Assurance. Mr. Davis has a Bachelor of Arts degree from California State Polytechnic University at Pomona.

     Lisa C. Foster joined SteriGenics in January 1989 as Quality Assurance Manager at the Decatur facility. In February 1990, Ms. Foster transferred to the Schaumburg facility as Quality Assurance Manager. Later that year she joined the Corporate staff, assuming the responsibility of Corporate Quality Assurance Manager. In April 1992, Ms. Foster was promoted to Director of Corporate Quality Assurance and in June 1997 was promoted to Vice President of Quality Assurance. Ms. Foster has a Bachelor of Science degree in Food and Nutrition from Mississippi University for Women and a Masters of Science degree in Food Chemistry from Mississippi State University.

     David E. Meyer joined SteriGenics in November 1989 as General Manager of the Schaumburg facility and in May 1991 was promoted to Senior Vice President of Operations. In July 1997, Mr. Meyer was promoted to President of Medical Products Division. From 1976 to 1989, Mr. Meyer held various positions with the Barber-Greene Company, a producer of road construction equipment, most recently that of Manufacturing Manager. Mr. Meyer has a Bachelor of Science degree in Business Administration from Valparaiso University and a Masters of Science degree in Management from Aurora University.

     Charles W. King, Jr., a founder of the Company, has been Chairman of the Board of SteriGenics since its inception. Mr. King is a private investor and real estate developer and has been a Managing Partner in Charles King & Associates since 1965.

     Walter G. Kortschak became a director of the Company in September 1993. Mr. Kortschak is a General Partner of Summit Partners, L.P., where he has been employed since June 1989. Summit Partners and its affiliates manage a number of venture capital funds, including Summit Ventures III, L.P. and Summit Investors II, L.P., which are principal stockholders of the Company. Mr. Kortschak also serves as a director of Diamond Multimedia Systems, Inc., HMT Technology Corporation, and Simulation Sciences Inc. Mr. Kortschak formerly served as a director of McAfee Associates, Inc.

     Thomas F. Stephenson became a director of the Company in September 1993. Mr. Stephenson is a General Partner of Sequoia Capital, where he has been employed since 1988. Sequoia Capital and its affiliates manage a number of venture capital funds, including Sequoia Capital Growth Fund and Sequoia Technology Partners III, which are principal stockholders of the Company.

     James R. Yarter became a director of the Company in January 1998. Mr. Yarter has been a consultant to medical device manufacturers since April 1996. From October 1995 to April 1996, Mr. Yarter served as President and Chief Executive Officer of U.S. Medical, a medical device company. From February 1994 to October 1995, Mr. Yarter was President and Chief Executive Officer of BLOCK Medical, a medical device company. Mr. Yarter provided private consulting services to medical device manufacturers from 1990 to February 1994. Previously, Mr. Yarter served as a corporate officer at C.R. Bard, a medical equipment and supplies manufacturer.

  Director Nominee

     Frederick J. Ruegsegger has been the Senior Vice President, Finance and Corporate Development and Chief Financial Officer of AXYS Pharmaceuticals, Inc. since January 1998. Prior to that he served as Vice President, Finance and Administration and Chief Financial Officer of Arris Pharmaceutical Corporation from December 1996 until January 1998. From 1993 to 1996, he was President and Chief Executive Officer of EyeSys Technologies, Inc., a medical instrument and software company. Mr. Ruegsegger received a B.S. degree in Economics from the University of Illinois and a Master of Management from Northwestern University's Kellogg Graduate School of Management.

     Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") is incorporated herein by reference from the section entitled "Compliance with Section 16(a) of the Exchange Act" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the registrant's Annual Meeting of Stockholders to be held on August 5, 1998 (the "Proxy Statement"). The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended March 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated herein by reference from the section entitled "Executive Compensation and Related Information" of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Stock Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" of the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                      PAGE
                                                                      ----
(a)(1)  Financial Statements
        See Item 8 above.
(a)(2)  Financial Statement Schedules
        See Item 14(d) below.
(a)(3)  Exhibits
   3.1++  Certificate of Incorporation of the Registrant, as amended to date.
   3.3++  Bylaws of the Registrant.
   4.1++  Reference is made to Exhibits 3.1 and 3.3.
   4.2++  Specimen Common Stock certificate.
   4.3++  Investors' Rights Agreement, dated September 20, 1993 among the Registrant and the investors and the founders named
          therein.
   4.4*   Registration Rights Agreement, dated December 31, 1997 among the Registrant and ThermoSpectra Corporation.
  10.1++  Form of Indemnification Agreement.
  10.2++  Second Amended and Restated 1986 Stock Option Plan.
  10.3++  1997 Equity Incentive Plan.
  10.4++  1997 Employee Stock Purchase Plan.
  10.5++  Trinity River Industrial Development Authority Variable Rate
          Demand Industrial Development Revenue Bond Series 1985A
          ($2,150,000) -- Loan Agreement.
  10.6++  Trinity River Industrial Development Authority Variable Rate
          Demand Industrial Development Revenue Bond Series 1985B
          ($2,450,000) -- Loan Agreement.
  10.7++  Trinity River Industrial Development Authority Variable Rate
          Demand Industrial Development Revenue Bond Series 1985A
          ($2,150,000) -- Trust Indenture Agreement.
  10.8++  Trinity River Industrial Development Authority Variable Rate
          Demand Industrial Development Revenue Bond Series 1985B
          ($2,450,000) -- Trust Indenture Agreement.
  10.9++  Trinity River Industrial Development Authority Variable Rate
          Demand Industrial Development Revenue Bond -- Bond Purchase
          Agreement.
  10.10++.. Trinity River Industrial Development Authority Variable Rate
          Demand Industrial Development Revenue Bond Series 1985A
          ($2,150,000) -- Reimbursement Agreement.
  10.11++.. Trinity River Industrial Development Authority Variable Rate
          Demand Industrial Development Revenue Bond Series 1985B
          ($2,450,000) -- Reimbursement Agreement.
  10.12++.. Trinity River Industrial Development Authority Variable Rate
          Demand Industrial Development Revenue Bond Series 1985A
          ($2,150,000) -- Letter of Credit.
  10.13++.. Trinity River Industrial Development Authority Variable Rate
          Demand Industrial Development Revenue Bond Series 1985B
          ($2,450,000) -- Letter of Credit.

  10.14++.. Trinity River Industrial Development Authority Variable Rate
          Demand Industrial Development Revenue Bond Series 1985A
          ($2,150,000) -- Intercreditor Agreement.
  10.15++ Trinity River Industrial Development Authority Variable Rate
          Demand Industrial Development Revenue Bond Series 1985B
          ($2,450,000) -- Intercreditor Agreement.
  10.16++ Trinity River Industrial Development Authority Variable Rate
          Demand Industrial Development Revenue Bond Series 1985A
          ($2,150,000) -- Pledge and Security Agreement.
  10.17++ Trinity River Industrial Development Authority Variable Rate
          Demand Industrial Development Revenue Bond Series 1985B
          ($2,450,000) -- Pledge and Security Agreement.
  10.18++ Trinity River Industrial Development Authority Variable Rate
          Demand Industrial Development Revenue Bond -- General
          Continuing Guarantee.
  10.19++ Trinity River Industrial Development Authority Variable Rate
          Demand Industrial Development Revenue Bond -- Company
          Security Agreement.
  10.20++ Trinity River Industrial Development Authority Variable Rate
          Demand Industrial Development Revenue Bond -- Guaranty
          Security Agreement.
  10.21++ County of Delaware, Ohio Variable Rate Demand Industrial
          Development Revenue Bonds ($4,900,000) -- Loan Agreement.
  10.22++ County of Delaware, Ohio Variable Rate Demand Industrial
          Development Revenue Bonds ($4,900,000) -- Trust Agreement.
  10.23++ County of Delaware, Ohio Variable Rate Demand Industrial
          Development Revenue Bonds ($4,900,000) -- Letter of Credit
          Agreement.
  10.24++ County of Delaware, Ohio Variable Rate Demand Industrial
          Development Revenue Bonds ($4,900,000) -- General Continuing
          Guaranty.
  10.25++ County of Delaware, Ohio Variable Rate Demand Industrial
          Development Revenue Bonds ($4,900,000) -- Pledge and
          Security Agreement.
  10.26++ County of Delaware, Ohio Variable Rate Demand Industrial
          Development Revenue Bonds ($4,900,000) -- Bond Purchase
          Agreement.
  10.27++ Mecklenburg County Industrial Facilities and Pollution
          Control Financing Authority Industrial Development Revenue
          Bonds Series 1996 ($9,000,000) -- Indenture of Trust.
  10.28++ Mecklenburg County Industrial Facilities and Pollution
          Control Financing Authority Industrial Development Revenue
          Bonds Series 1996 ($9,000,000) -- Loan Agreement.
  10.29++ Mecklenburg County Industrial Facilities and Pollution
          Control Financing Authority Industrial Development Revenue
          Bonds Series 1996 ($9,000,000) -- Reimbursement Agreement.
  10.30++ Mecklenburg County Industrial Facilities and Pollution
          Control Financing Authority Industrial Development Revenue
          Bonds Series 1996 ($9,000,000) -- Letter of Credit
          Agreement.
  10.31++ Mecklenburg County Industrial Facilities and Pollution
          Control Financing Authority Industrial Development Revenue
          Bonds Series 1996 ($9,000,000) -- Pledge and Security
          Agreement.
  10.33++ Development Authority of DeKalb County Variable Rate Demand
          Industrial Development Revenue Bonds, Series 1985
          ($5,250,000) -- Bond Purchase Agreement.
  10.34++ Development Authority of DeKalb County Variable Rate Demand
          Industrial Development Revenue Bonds, Series 1985
          ($5,250,000) -- Loan Agreement.
  10.35++ Development Authority of DeKalb County Variable Rate Demand
          Industrial Development Revenue Bonds, Series 1985
          ($5,250,000) -- Trust Indenture.
  10.36++ Development Authority of DeKalb County Variable Rate Demand
          Industrial Development Revenue Bonds, Series 1985
          ($5,250,000) -- Letter of Credit Agreement.
  10.37++ Development Authority of DeKalb County Variable Rate Demand
          Industrial Development Revenue Bonds, Series 1985
          ($5,250,000) -- Pledge and Security Agreement.
  10.38++ Development Authority of DeKalb County Variable Rate Demand
          Industrial Development Revenue Bonds, Series 1985
          ($5,250,000) -- Letter of Credit.
  10.39++ Development Authority of DeKalb County Variable Rate Demand
          Industrial Development Revenue Bonds, Series 1985
          ($5,250,000) -- Security Agreement.

  10.40++ Development Authority of DeKalb County Variable Rate Demand
          Industrial Development Revenue Bonds, Series 1985
          ($5,250,000) -- Agreement Re: Letter of Credit and
          Assignment of Collateral.
  10.41++ Village of Gurnee, Illinois Industrial Development Revenue
          Bonds, Series 1996 ($7,750,000) -- Loan Agreement.
  10.42++ Village of Gurnee, Illinois Industrial Development Revenue
          Bonds, Series 1996 ($7,750,000) -- Indenture of Trust.
  10.43++ Village of Gurnee, Illinois Industrial Development Revenue
          Bonds, Series 1996 ($7,750,000) -- Reimbursement Agreement.
  10.44++ Village of Gurnee, Illinois Industrial Development Revenue
          Bonds, Series 1996 ($7,750,000) -- Letter of Credit.
  10.45++ Village of Gurnee, Illinois Industrial Development Revenue
          Bonds, Series 1996 ($7,750,000) -- Intercreditor Agreement.
  10.46++ Village of Gurnee, Illinois Industrial Development Revenue
          Bonds, Series 1996 ($7,750,000) -- Pledge and Security
          Agreement.
  10.47++ Village of Gurnee, Illinois Industrial Development Revenue
          Bonds, Series 1996 ($7,750,000) -- Placement and Remarketing
          Agreement.
  10.48++ City of Salem Municipal Port Authority, Port Development
          Revenue Bonds, Series of 1984 ($2,500,000) -- Bond Purchase
          Agreement.
  10.50++ City of Salem Municipal Port Authority, Port Development
          Revenue Bonds, Series of 1984 ($2,500,000) -- Letter of
          Credit Agreement.
  10.51++ City of Salem Municipal Port Authority, Port Development
          Revenue Bonds, Series of 1984 ($2,500,000) -- Pledge and
          Security Agreement.
  10.53++ City of Salem Municipal Port Authority, Port Development
          Revenue Bonds, Series of 1984 ($2,500,000) -- Trust
          Indenture.
  10.54++ City of Salem Municipal Port Authority, Port Development
          Revenue Bonds, Series of 1984 ($2,500,000) -- Sublease and
          Security Agreement.
  10.55++ City of Salem Municipal Port Authority, Port Development
          Revenue Bonds, Series of 1984 ($2,500,000) -- Irrevocable
          Letter of Credit.
  10.56++ Facility lease dated February 8, 1993 between SCI Lt.
          Partnership and the Registrant for the Fremont corporate facility.
  10.57++ Facility lease dated June 25, 1997 between Charles King &
          Associates and the Registrant for the Tustin facility.
  10.58++ Facility lease dated June 25, 1997 between Charles King &
          Associates and the Registrant for the Schaumburg facility.
  10.59++ Facility lease dated December 2, 1991 between Galloway
          Industrial Properties and the Registrant for the Westerville warehouse facility.
  10.60++ Facility lease dated February 8, 1993 between Aetna
          Investment Group and the Registrant for the Corona facility.
  10.61++ Facility lease dated August 16, 1996 between SCI Ltd.
          Partnership and the Registrant for the Hayward facility.
  10.62++ Facility lease dated August 8, 1996 between RTI Inc. and the
          Registrant for the Rockaway facility.
  10.63++ Asset Acquisition Agreement between RTI Inc. and the
          Registrant effective as of August 8, 1996.
  10.64** Asset Acquisition Agreement between RSI Leasing, Inc.,
          ThermoSpectra Corporation and the Registrant dated December
          27, 1997.
  21.1++  Subsidiaries of the Registrant.
  23.1    Consent of Ernst & Young LLP, Independent Auditors (see page
               ).
  27.1    Financial Data Schedule.

---------------

  ++ Incorporated by reference from the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (Registration No. 333-30047) as filed with the SEC on June 24, 1997.

  * Incorporated by reference from Exhibit 4.1 of the Registrant's SEC Filing on Form 8-K as filed with the SEC on January 14, 1998.

** Incorporated by reference from Exhibit 2.1 of the Registrant's SEC filing on Form 8-K as filed with the SEC on January 14, 1998.

     (b) Reports on Form 8-K

     On January 14, 1998 the Company filed a Report on Form 8-K with the Securities and Exchange Commission relating to the acquisition of certain assets and liabilities of the Nicolet Electron Services Division of ThermoSpectra Corporation. The Company did not file any financial statements in connection with such filing.

     (c) Exhibits

     See (a)(3) above.

     (d) Valuation and Qualifying Accounts Years Ended March 31, 1996, 1997 and 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STERIGENICS INTERNATIONAL, INC.

                                          By:    /s/ JAMES F. CLOUSER
                                          --------------------------------------
                                                     James F. Clouser
                                          President, Chief Executive Officer and
                                                         Director
                                            (Principal Executive and Financial
                                                         Officer)

Date: June 25, 1998

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.


Date: June 25, 1998                  By: /s/ JAMES F. CLOUSER
                       ----------------------------------------------------
                                         James F. Clouser
                         President, Chief Executive Officer and Director
                           (Principal Executive and Financial Officer)

Date: June 25, 1998                By: /s/ CAROLE-LYNN S. GLASS
                       ----------------------------------------------------
                                       Carole-Lynn S. Glass
                                       Corporate Controller
                                  (Principal Accounting Officer)

Date: June 25, 1998                By: /s/ CHARLES W. KING, JR.
                       ----------------------------------------------------
                                       Charles W. King, Jr.
                                      Chairman of the Board

Date: June 25, 1998                By: /s/ WALTER G. KORTSCHAK
                       ----------------------------------------------------
                                       Walter G. Kortschak
                                             Director

Date: June 25, 1998                By: /s/ THOMAS F. STEPHENSON
                       ----------------------------------------------------
                                       Thomas F. Stephenson
                                             Director

Date: June 25, 1998                  By: /s/ JAMES R. YARTER
                       ----------------------------------------------------
                                         James R. Yarter
                                             Director

                        STERIGENICS INTERNATIONAL, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 MARCH 31, 1998
                                 (IN THOUSANDS)

                                                                ADDITIONS
                                                         -----------------------
                                                          CHARGED
                                            BALANCE AT       TO       CHARGE TO                    BALANCE AT
                                            BEGINNING    ASSETS AND     OTHER                         END
                                            OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS(1)   OF PERIOD
               DESCRIPTION                  ----------   ----------   ----------   -------------   ----------
Year ended March 31, 1998
  deducted from asset account
Allowance for doubtful accounts...........    $ 253        $  --        $  84          $(119)        $ 218
Year ended March 31, 1997
  deducted from asset account.............
Allowance for doubtful accounts...........    $ 242        $  --        $  23          $ (12)        $ 253
Year ended March 31, 1996
  deducted from asset account.............
Allowance for doubtful accounts...........    $  50        $  --        $ 192          $  --         $ 242

------------------------

(1)  Uncollectible accounts written off, net of recoveries.

                               INDEX TO EXHIBITS

                                                                        SEQUENTIALLY
EXHIBIT                                                                   NUMBERED
  NO.                             DESCRIPTION                               PAGE
-------                           -----------                           ------------
 3.1++    Certificate of Incorporation of the Registrant, as amended to date.
 3.3++    Bylaws of the Registrant.
 4.1++    Reference is made to Exhibits 3.1 and 3.3.
 4.2++    Specimen Common Stock certificate.
 4.3++    Investors' Rights Agreement, dated September 20, 1993 among the Registrant and the investors and the founders named
          therein.
 4.4*     Registration Rights Agreement, dated December 31, 1997 among the Registrant and ThermoSpectra Corporation.
10.1++    Form of Indemnification Agreement.
10.2++    Second Amended and Restated 1986 Stock Option Plan.
10.3++    1997 Equity Incentive Plan.
10.4++    1997 Employee Stock Purchase Plan.
10.5++    Trinity River Industrial Development Authority Variable Rate
          Demand Industrial Development Revenue Bond Series 1985A
          ($2,150,000) -- Loan Agreement.
10.6++    Trinity River Industrial Development Authority Variable Rate
          Demand Industrial Development Revenue Bond Series 1985B
          ($2,450,000) -- Loan Agreement.
10.7++    Trinity River Industrial Development Authority Variable Rate
          Demand Industrial Development Revenue Bond Series 1985A
          ($2,150,000) -- Trust Indenture Agreement.
10.8++    Trinity River Industrial Development Authority Variable Rate
          Demand Industrial Development Revenue Bond Series 1985B
          ($2,450,000) -- Trust Indenture Agreement.
10.9++    Trinity River Industrial Development Authority Variable Rate
          Demand Industrial Development Revenue Bond -- Bond Purchase
          Agreement.
10.10++... Trinity River Industrial Development Authority Variable Rate
          Demand Industrial Development Revenue Bond Series 1985A
          ($2,150,000) -- Reimbursement Agreement.
10.11++... Trinity River Industrial Development Authority Variable Rate
          Demand Industrial Development Revenue Bond Series 1985B
          ($2,450,000) -- Reimbursement Agreement.
10.12++... Trinity River Industrial Development Authority Variable Rate
          Demand Industrial Development Revenue Bond Series 1985A
          ($2,150,000) -- Letter of Credit.
10.13++... Trinity River Industrial Development Authority Variable Rate
          Demand Industrial Development Revenue Bond Series 1985B
          ($2,450,000) -- Letter of Credit.
10.14++... Trinity River Industrial Development Authority Variable Rate
          Demand Industrial Development Revenue Bond Series 1985A
          ($2,150,000) -- Intercreditor Agreement.
10.15++   Trinity River Industrial Development Authority Variable Rate
          Demand Industrial Development Revenue Bond Series 1985B
          ($2,450,000) -- Intercreditor Agreement.
10.16++   Trinity River Industrial Development Authority Variable Rate
          Demand Industrial Development Revenue Bond Series 1985A
          ($2,150,000) -- Pledge and Security Agreement.

                                                                        SEQUENTIALLY
EXHIBIT                                                                   NUMBERED
  NO.                             DESCRIPTION                               PAGE
-------                           -----------                           ------------
10.17++   Trinity River Industrial Development Authority Variable Rate
          Demand Industrial Development Revenue Bond Series 1985B
          ($2,450,000) -- Pledge and Security Agreement.
10.18++   Trinity River Industrial Development Authority Variable Rate
          Demand Industrial Development Revenue Bond -- General
          Continuing Guarantee.
10.19++   Trinity River Industrial Development Authority Variable Rate
          Demand Industrial Development Revenue Bond -- Company
          Security Agreement.
10.20++   Trinity River Industrial Development Authority Variable Rate
          Demand Industrial Development Revenue Bond -- Guaranty
          Security Agreement.
10.21++   County of Delaware, Ohio Variable Rate Demand Industrial
          Development Revenue Bonds ($4,900,000) -- Loan Agreement.
10.22++   County of Delaware, Ohio Variable Rate Demand Industrial
          Development Revenue Bonds ($4,900,000) -- Trust Agreement.
10.23++   County of Delaware, Ohio Variable Rate Demand Industrial
          Development Revenue Bonds ($4,900,000) -- Letter of Credit
          Agreement.
10.24++   County of Delaware, Ohio Variable Rate Demand Industrial
          Development Revenue Bonds ($4,900,000) -- General Continuing
          Guaranty.
10.25++   County of Delaware, Ohio Variable Rate Demand Industrial
          Development Revenue Bonds ($4,900,000) -- Pledge and
          Security Agreement.
10.26++   County of Delaware, Ohio Variable Rate Demand Industrial
          Development Revenue Bonds ($4,900,000) -- Bond Purchase
          Agreement.
10.27++   Mecklenburg County Industrial Facilities and Pollution
          Control Financing Authority Industrial Development Revenue
          Bonds Series 1996 ($9,000,000) -- Indenture of Trust.
10.28++   Mecklenburg County Industrial Facilities and Pollution
          Control Financing Authority Industrial Development Revenue
          Bonds Series 1996 ($9,000,000) -- Loan Agreement.
10.29++   Mecklenburg County Industrial Facilities and Pollution
          Control Financing Authority Industrial Development Revenue
          Bonds Series 1996 ($9,000,000) -- Reimbursement Agreement.
10.30++   Mecklenburg County Industrial Facilities and Pollution
          Control Financing Authority Industrial Development Revenue
          Bonds Series 1996 ($9,000,000) -- Letter of Credit
          Agreement.
10.31++   Mecklenburg County Industrial Facilities and Pollution
          Control Financing Authority Industrial Development Revenue
          Bonds Series 1996 ($9,000,000) -- Pledge and Security
          Agreement.
10.33++   Development Authority of DeKalb County Variable Rate Demand
          Industrial Development Revenue Bonds, Series 1985
          ($5,250,000) -- Bond Purchase Agreement.
10.34++   Development Authority of DeKalb County Variable Rate Demand
          Industrial Development Revenue Bonds, Series 1985
          ($5,250,000) -- Loan Agreement.
10.35++   Development Authority of DeKalb County Variable Rate Demand
          Industrial Development Revenue Bonds, Series 1985
          ($5,250,000) -- Trust Indenture.
10.36++   Development Authority of DeKalb County Variable Rate Demand
          Industrial Development Revenue Bonds, Series 1985
          ($5,250,000) -- Letter of Credit Agreement.

                                                                        SEQUENTIALLY
EXHIBIT                                                                   NUMBERED
  NO.                             DESCRIPTION                               PAGE
-------                           -----------                           ------------
10.37++   Development Authority of DeKalb County Variable Rate Demand
          Industrial Development Revenue Bonds, Series 1985
          ($5,250,000) -- Pledge and Security Agreement.
10.38++   Development Authority of DeKalb County Variable Rate Demand
          Industrial Development Revenue Bonds, Series 1985
          ($5,250,000) -- Letter of Credit.
10.39++   Development Authority of DeKalb County Variable Rate Demand
          Industrial Development Revenue Bonds, Series 1985
          ($5,250,000) -- Security Agreement.
10.40++   Development Authority of DeKalb County Variable Rate Demand
          Industrial Development Revenue Bonds, Series 1985
          ($5,250,000) -- Agreement Re: Letter of Credit and
          Assignment of Collateral.
10.41++   Village of Gurnee, Illinois Industrial Development Revenue
          Bonds, Series 1996 ($7,750,000) -- Loan Agreement.
10.42++   Village of Gurnee, Illinois Industrial Development Revenue
          Bonds, Series 1996 ($7,750,000) -- Indenture of Trust.
10.43++   Village of Gurnee, Illinois Industrial Development Revenue
          Bonds, Series 1996 ($7,750,000) -- Reimbursement Agreement.
10.44++   Village of Gurnee, Illinois Industrial Development Revenue
          Bonds, Series 1996 ($7,750,000) -- Letter of Credit.
10.45++   Village of Gurnee, Illinois Industrial Development Revenue
          Bonds, Series 1996 ($7,750,000) -- Intercreditor Agreement.
10.46++   Village of Gurnee, Illinois Industrial Development Revenue
          Bonds, Series 1996 ($7,750,000) -- Pledge and Security
          Agreement.
10.47++   Village of Gurnee, Illinois Industrial Development Revenue
          Bonds, Series 1996 ($7,750,000) -- Placement and Remarketing
          Agreement.
10.48++   City of Salem Municipal Port Authority, Port Development
          Revenue Bonds, Series of 1984 ($2,500,000) -- Bond Purchase
          Agreement.
10.50++   City of Salem Municipal Port Authority, Port Development
          Revenue Bonds, Series of 1984 ($2,500,000) -- Letter of
          Credit Agreement.
10.51++   City of Salem Municipal Port Authority, Port Development
          Revenue Bonds, Series of 1984 ($2,500,000) -- Pledge and
          Security Agreement.
10.53++   City of Salem Municipal Port Authority, Port Development
          Revenue Bonds, Series of 1984 ($2,500,000) -- Trust
          Indenture.
10.54++   City of Salem Municipal Port Authority, Port Development
          Revenue Bonds, Series of 1984 ($2,500,000) -- Sublease and
          Security Agreement.
10.55++   City of Salem Municipal Port Authority, Port Development
          Revenue Bonds, Series of 1984 ($2,500,000) -- Irrevocable
          Letter of Credit.
10.56++   Facility lease dated February 8, 1993 between SCI Lt.
          Partnership and the Registrant for the Fremont corporate
          facility.
10.57++   Facility lease dated June 25, 1997 between Charles King &
          Associates and the Registrant for the Tustin facility.
10.58++   Facility lease dated June 25, 1997 between Charles King &
          Associates and the Registrant for the Schaumburg facility.
10.59++   Facility lease dated December 2, 1991 between Galloway
          Industrial Properties and the Registrant for the Westerville
          warehouse facility.

                                                                        SEQUENTIALLY
EXHIBIT                                                                   NUMBERED
  NO.                             DESCRIPTION                               PAGE
-------                           -----------                           ------------
10.60++   Facility lease dated February 8, 1993 between Aetna
          Investment Group and the Registrant for the Corona facility.
10.61++   Facility lease dated August 16, 1996 between SCI Ltd.
          Partnership and the Registrant for the Hayward facility.
10.62++   Facility lease dated August 8, 1996 between RTI Inc. and the
          Registrant for the Rockaway facility.
10.63++   Asset Acquisition Agreement between RTI Inc. and the
          Registrant effective as of August 8, 1996.
10.64**   Asset Acquisition Agreement between RSI Leasing, Inc.,
          ThermoSpectra Corporation and the Registrant dated December
          27, 1997.
21.1++    Subsidiaries of the Registrant.
23.1      Consent of Ernst & Young LLP, Independent Auditors (see page
               ).
27.1      Financial Data Schedule.

---------------

  ++ Incorporated by reference from the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (Registration No. 333-30047) as filed with the SEC on June 24, 1997.

  * Incorporated by reference from Exhibit 4.1 of the Registrant's SEC Filing on Form 8-K as filed with the SEC on January 14, 1998.

** Incorporated by reference from Exhibit 2.1 of the Registrant's SEC filing on Form 8-K as filed with the SEC on January 14, 1998.