Form 10-Q
period 1998-06-30
STERIGENICS INTERNATIONAL INC
filed 1998-08-07
CIK 1009988

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO ___________

                        COMMISSION FILE NUMBER 000-22909

                                 ---------------

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

                                 ---------------

   Indicate by check whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

   Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date:

                  CLASS                     OUTSTANDING AS OF: JULY 23, 1998
              ------------                  --------------------------------
              Common Stock                              7,720,633

================================================================================

                         STERIGENICS INTERNATIONAL, INC.

                                      INDEX

                                                                                     PAGE NO.
                                                                                     --------
PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements
           Condensed Consolidated Balance Sheets as of March 30, 1998 and
           June 30, 1998............................................................     3
           Condensed Consolidated Statements of Operations for the Three Months
           Ended June 30, 1997 and 1998.............................................     4
           Condensed Consolidated Statements of Cash Flows for the Three Months
           Ended June 30, 1997 and 1998.............................................     5
           Notes to Condensed Consolidated Financial Statements.....................     6
Item 2.    Management's Discussion and Analysis of Results of Operations and
           Financial Condition......................................................     8
Item 3.    Quantitative and Qualitative Disclosures About Market Risk...............    21

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings........................................................    21
Item 2.    Changes in Securities....................................................    21
Item 3.    Defaults Upon Senior Securities..........................................    21
Item 4.    Submission of Matters to a Vote of Security Holders......................    21
Item 5.    Other Information........................................................    21
Item 6.    Exhibits and Reports on Form 8-K.........................................    21

Signatures..........................................................................    22

                         STERIGENICS INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1998 AND JUNE 30, 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                         ASSETS

                                                                       MARCH 31,        JUNE 30,
                                                                        1998(1)           1998
                                                                      ----------       ----------
Current assets:
  Cash and cash equivalents:
    Unrestricted ...............................................      $   11,691       $   21,180
    Restricted .................................................             969              980
  Short-term investments .......................................          19,257           12,354
  Accounts receivable, net of allowance of $218 and $214 at
    March 31, 1998 and  June 30, 1998 ..........................           6,165            6,061
  Prepaid expenses and other current assets ....................           1,158            1,274
  Deferred income taxes ........................................           1,676            1,676
                                                                      ----------       ----------
Total current assets ...........................................          40,916           43,525
Property, plant and equipment, net .............................          81,705           81,059
Other assets ...................................................           8,054            8,055
                                                                      ----------       ----------
         Total assets ..........................................      $  130,675       $  132,639
                                                                      ==========       ==========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .............................................      $    1,035       $      232
  Accrued liabilities ..........................................           5,039            5,376
  Income taxes payable .........................................           1,684            2,841
  Current portion of capital lease obligations .................           2,873            3,138
  Current portion of long-term debt ............................             500              500
                                                                      ----------       ----------
Total current liabilities ......................................          11,131           12,087
Capital lease obligations, less current portion ................           3,266            2,227
Long-term debt, less current portion ...........................          36,000           36,000
Deferred income taxes ..........................................          10,587           10,587
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $0.001 par value:
    Authorized shares -- 1,000,000
    Issued and outstanding shares -- none ......................              --               --
  Common Stock, $0.001 par value:
    Authorized shares -- 15,000,000
    Issued and outstanding shares -- 7,681,323 at
      March 31, 1998 and 7,720,633 at June 30, 1998 ............               7                8
  Additional paid-in capital ...................................          48,090           48,293
  Notes receivable from sale of Common Stock to employees ......             (49)              --
  Retained earnings ............................................          21,643           23,437
                                                                      ----------       ----------
Total stockholders' equity .....................................          69,691           71,738
                                                                      ----------       ----------
         Total liabilities and stockholders' equity ............      $  130,675       $  132,639
                                                                      ==========       ==========

----------

(1) The balance sheet at March 31, 1998, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial information.

     See accompanying notes to condensed consolidated financial statements.

                         STERIGENICS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         JUNE 30,
                                                                  -----------------------
                                                                    1997           1998
                                                                  --------       --------
Revenues ...................................................      $ 10,751       $ 13,317
Cost of revenues ...........................................         5,801          6,905
                                                                  --------       --------
                                                                     4,950          6,412
Costs and expenses:
  General and administrative ...............................         1,637          2,098
  Marketing and selling ....................................           823            951
  Research, development and engineering ....................           312            318
                                                                  --------       --------
                                                                     2,772          3,367
                                                                  --------       --------
Income from operations .....................................         2,178          3,045
Other income (expense):
  Interest income ..........................................            22            485
  Interest expense .........................................          (603)          (599)
  Other income .............................................            15             34
                                                                  --------       --------
Income before provision for income taxes ...................         1,612          2,965
Provision for income taxes .................................           637         (1,171)
                                                                  --------       --------
Net income .................................................      $    975       $  1,794
                                                                  ========       ========
Pro forma basic net income per share .......................      $   0.20       $   0.23
                                                                  ========       ========
Shares used in computing pro forma basic net income
  per share ................................................         4,861          7,695
                                                                  ========       ========
Diluted net income per share ...............................      $   0.19       $   0.22
                                                                  ========       ========
Shares used in computing diluted net income per
  share ....................................................         5,165          8,300
                                                                  ========       ========

     See accompanying notes to condensed consolidated financial statements.

                         STERIGENICS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                    ----------------------
                                                                      1997          1998
                                                                    --------      --------
OPERATING ACTIVITIES:
Cash flows from operating activities:
  Income from continuing operations ..........................      $    975      $  1,794
  Reconciliation to net cash provided by operating
     activities:
     Depreciation ............................................         2,287         2,508
     Amortization ............................................            24            74
     Deferred income tax liability ...........................            --            --
     Deferred income tax asset ...............................            --            --
     Changes in assets and liabilities:
       Accounts receivable ...................................           (98)          104
       Prepaid expenses and other current assets .............           107           (67)
       Accounts payable and accrued liabilities ..............           (74)          691
                                                                    --------      --------
Net cash provided by operating activities ....................         3,221         5,104

INVESTING ACTIVITIES:
Purchases of property, plant and equipment ...................        (2,952)       (1,863)
Purchases of short term investments ..........................            --        (2,272)
Maturities of short term investments .........................            --         9,176
Other assets .................................................          (259)          (75)
                                                                    --------      --------
Net cash provided by (used in) investing activities ..........        (3,211)        4,966

FINANCING ACTIVITIES:
Issuance of Common Stock .....................................            --            --
Redemption of Preferred Stock ................................            --            --
Exercise of stock options ....................................             1           203
Borrowings under industrial revenue bonds ....................            --            --
Borrowings under term loan and line of credit ................         1,100            --
Repayments on term loan, line of credit, industrial
  revenue bonds and capital leases ...........................        (1,567)         (773)
Increase in restricted cash ..................................            (5)          (11)
                                                                    --------      --------
Net cash provided by (used in) financing activities ..........          (471)         (581)
                                                                    --------      --------
Net increase (decrease) in unrestricted cash and cash
  equivalents ................................................          (461)        9,489
Unrestricted cash and cash equivalents at beginning of
  period .....................................................         1,072        11,691
                                                                    --------      --------
Unrestricted cash and cash equivalents at end of
  period .....................................................      $    611      $ 21,180
                                                                    ========      ========

     See accompanying notes to condensed consolidated financial statements.

                         STERIGENICS INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

I.   Basis of Presentation

   The accompanying consolidated financial statements include the accounts of SteriGenics International, Inc. ("SteriGenics" or "the Company") and its wholly owned subsidiaries, SteriGenics East Corporation, SteriGenics International Holding Corporation and RSI Leasing, Inc. All significant intercompany accounts and transactions have been eliminated.

   The accompanying interim unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes included as part of the Company's annual report on Form 10-K.

II.  Interim Financial Statements
      In the opinion of management, the unaudited interim financial statements at June 30, 1998, and for the quarters ended June 30, 1997 and 1998 include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position at June 30, 1998, and results of operations and cash flows for the quarters ended June 30, 1997 and 1998. Results for the quarter ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

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

   The following table sets forth the computation of basic, pro forma basic and diluted net income per share:

                                                                     THREE MONTHS ENDED
                                                                          JUNE 30,
                                                                    --------------------
                                                                     1997          1998
                                                                    ------        ------
                                                                    (IN THOUSANDS, EXCEPT
                                                                     EARNINGS PER SHARE)
    Numerator for basic and diluted:
      Net income ...............................................    $  975        $1,794
                                                                    ======        ======
    Denominator:
      Weighted average common shares outstanding ...............     3,056         7,695
      Shares related to SEC Staff Accounting Bulletins .........        32            --
                                                                    ------        ------
    Denominator for basic net income per share .................     3,088         7,695
    Conversion of Preferred Stock (pro forma) ..................     1,773            --
                                                                    ------        ------
    Denominator for pro forma basic net income per share .......     4,861            --
    Conversion of Preferred Stock ..............................        --            --
    Stock options ..............................................       304           605
                                                                    ------        ------
    Denominator for diluted net income per share ...............     5,165         8,300
                                                                    ======        ======
    Basic net income per share .................................                  $ 0.23
                                                                                  ======
    Pro forma basic net income per share .......................    $ 0.20
                                                                    ======
    Diluted net income per share ...............................    $ 0.19        $ 0.22
                                                                    ======        ======

   Options to purchase 2,950 shares of Common Stock were outstanding in the quarter ended June 30, 1998 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

V.  Comprehensive Income

   The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for reporting and display of comprehensive income and its components; however, the adoption of this statement has no impact on the Company's net income or shareholders equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. During the first quarter 1999, unrealized gain or losses from available for sale securities were immaterial.

VI.  New Accounting Pronouncements

   In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 will require the Company to use the "management approach" in disclosing segment information. Both statements are effective for the Company during fiscal 1999. The Company believes that the adoption of FAS 131 will not have a material impact on the Company's results of operations, cash flows or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The discussion in this Report contains forward looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's "expectations," "beliefs," "hopes," "intentions" or "strategies," or the like, regarding the future. All forward looking statements included in this Report are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward looking statement. Actual results could differ materially from those indicated by the forward looking statements made herein or presented elsewhere by the Company's management from time to time. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report including under the caption "Risk Factors." This Report is intended to be read in conjunction with the Company's Annual Report as filed with the SEC on Form 10-K on June 22, 1998.

OVERVIEW

   Since its inception, SteriGenics International, Inc. (the "Company") has engaged primarily in the business of operating, designing and developing Gamma facilities to provide contract sterilization and radiation processing services to manufacturers of medical and advanced applications products. The Company currently operates 12 Gamma facilities nationwide and one electron beam ("E-Beam") facility in San Diego, California. E-Beam technology involves exposing products to a high-energy electron beam, The San Diego E-Beam facility was acquired through an asset acquisition in December 1997.

   The Company has divided its operations into two divisions: medical and advanced applications (including spices, fresh foods, cosmetics, and materials processing). While the Company's primary market continues to be the sterilization of medical products, the Company continues to increase its focus on the sterilization and processing of advanced applications products. The Company has dedicated four of its Gamma facilities to processing primarily advanced applications products. In addition, a significant portion of the Company's revenues from its E-Beam facility are generated from the processing of advanced applications products.

    In addition to standard contract sterilization and radiation processing, the Company generates incremental revenues by offering its customers premium services such as ExCell, precision dosing and validation services, and GammaSTAT, a guaranteed variable time-based service. Recently the Company introduced two additional premium services, ElectroSTAT, a guaranteed variable time-based service using E-Beam, and SteriPro, a consultative and technical assistance program created to assist medical device manufacturers with the development, validation and ongoing sterilization management of a sterile health care product. Revenues are recognized upon completion of the sterilization, processing or consultative services.

   The Company's cost of revenues is comprised primarily of: the depreciation of Cobalt 60, facilities and equipment; direct labor costs; facilities rental; and costs associated with facility quality assurance personnel. Since Cobalt 60 represents a significant portion of the Company's cost of revenues, Cobalt 60 efficiency and utilization are key determinants of the Company's gross margin. Cobalt 60 is amortized using an accelerated method (approximately 12.3% of net book value per year), which corresponds to its natural decay rate. As the Company periodically increases its installed capacity of Cobalt 60 in existing facilities, or when it opens a new facility, it typically has excess capacity for some period of time, which can adversely affect gross margin. Correspondingly, once a facility reaches its break-even point for a given amount of Cobalt 60, there are relatively lower costs associated with incremental revenues until such time as the amount of Cobalt 60 is increased. The Company's gross margin is also affected by the mix of standard services and higher margin premium services such as ExCell, GammaSTAT, ElectroSTAT and SteriPro.

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

   The following table provides a breakdown of the Company's consolidated statements of operations on a percentage of revenues basis for the periods indicated:

                                                         FIRST QUARTER ENDED
                                                               JUNE 30,
                                                         --------------------
                                                          1997          1998
                                                         ------        ------
    Revenues .........................................    100.0%        100.0%
    Cost of revenues .................................     54.0          51.9
                                                         ------        ------
                                                           46.0          48.1
    Costs and expenses:
      General and administrative .....................     15.2          15.7
      Marketing and selling ..........................      7.6           7.1
      Research, development and engineering ..........      2.9           2.4
                                                         ------        ------
                                                           25.7          25.2
                                                         ------        ------
    Income from operations ...........................     20.3          22.9
    Other income (expense):
      Interest income ................................      0.2           3.6
      Interest expense ...............................     (5.6)         (4.5)
      Other income ...................................      0.1           0.3
                                                         ------        ------
    Income before provision for income taxes .........     15.0          22.3
    Provision for income taxes .......................      5.9           8.8
                                                         ------        ------
    Net income .......................................      9.1%         13.5%
                                                         ======        ======

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1998

   Revenues. Revenues increased 23.9% from $10.8 million for the three months ended June 30, 1997 to $13.3 million for the three months ended June 30, 1998. The increase is attributable to increased revenue from existing facilities, due to a combination of increased quantity of product processed, higher prices, and increased sales of premium services. The increase is also attributable to facilities that where either new or not in place during the three months ended June 30, 1997. The Hayward, California and Fort Worth II, Texas, facilities were newly operational for the three months ended June 30, 1997 and therefore had significantly less revenue in the three months ended June 30, 1997 as compared with the same period ended June 30, 1998. The Gurnee, Illinois MiniCell (located at the existing Gurnee facility) and the San Diego, California E-Beam facility were not operational for the three months ended June 30,1997, and therefore had no revenue in the three months ended June 30, 1997 as compared with the same period ended June 30, 1998.

   Cost of Revenues: Cost of revenues increased 19.0% from $5.8 million for the three months ended June 30, 1997 to $6.9 million for the three months ended June 30, 1998. Gross margin increased from 46.0% for the three months ended June 30, 1997 to 48.1% for the same period ended June 30, 1998. The increase in gross margin in primarily attributable to greater utilization of the Company's existing facilities which enabled the Company to leverage the fixed costs associated with such facilities, offset in part by the increase in installed Cobalt 60. The Company expects gross margins to fluctuate in future periods, and that it may be negatively impacted to the extent the Company adds facilities and continues to expand it's installed capacity of Cobalt 60.

   General and Administrative: General and administrative expenses increased 28.2% from $1.6 million for the three months ended June 30, 1997 to $2.1 million for the three months ended June 30, 1998. As a percentage of revenue, these expenses increased from 15.2% to 15.7% for the three months ended June 30, 1997 and 1998, respectively. The increase in both absolute dollars and as a percentage of revenue is primarily attributable to the increase in corporate overhead, including the addition of personnel at both the facility and corporate level and additional costs associated with being a public Company. The Company expects general and administrative expenses to increase in absolute dollars as it adds facilities and corresponding plant administration, and incurs additional costs associated with being a public Company.

   Marketing and Selling: Marketing and selling expenses increased 15.6% from $823,000 for the three months ended June 30, 1997 to $951,000 for the three months ended June 30, 1998. As a percentage of revenue, these expenses decreased from 7.6% for the three months ended June 30, 1997 to 7.1% for the three months ended June 30, 1998. The increase in absolute dollars is attributable to the addition of marketing and sales personnel at the facility and corporate level, as well as increased travel, professional and marketing costs. The Company expects marketing and selling expenses to increase in absolute dollars over the remainder of fiscal 1999 as it focuses on revenue growth, expanding premium service offerings, and increasing market share.

   Research, Development and Engineering: Research, development and engineering expenses remained relatively unchanged in absolute dollars at $312,000 for the three months ended June 30, 1997 and $318,000 for the three months ended June 30, 1998. As a percentage of revenue, these expenses decreased from 2.9% for the three months ended June 30, 1997 to 2.4% for the three months ended June 30, 1998. The Company expects research, development and engineering expense to increase in absolute dollars over the remainder of fiscal 1999 as it continues to design and develop new facilities.

   Interest Income: Interest income increased from $22,000 for the three months ended June 30, 1997 to $485,000 for the three months ended June 30, 1998. The increase is attributable to earnings on the investment of proceeds from the Company's initial and follow-on public offerings of stock, in August 1997 and February 1998, respectively. The Company expects interest income to decrease as funds are used for capital expenditures and other general corporate purposes. See - "Liquidity and Capital Resources."

   Interest Expense: Interest expense remained relatively unchanged at $603,000 for the three months ended June 30, 1997 and $599,000 for the three months ended June 30, 1998 as higher interest rates on tax free IRB debt was entirely offset by a reduction in the total outstanding tax free IRB debt and reduced interest expense on declining balances of outstanding capital lease debt. In February 1998, the Company retired $500,000 of tax free IRB debt which carried a fixed interest rate of 10%. The remaining balance of tax free IRB debt carries variable interest rates, 3.9% and 3.7% at June 30, 1998. The Company expects interest expense to remain relatively unchanged in absolute dollars for the remainder of the fiscal year.

   Provision for Income Taxes: For the three months ended June 30, 1997 and 1998, the total provision for income taxes differs from the statutory rate primarily due to state income taxes. The Company's net deferred tax liabilities relate primarily to tax depreciation taken in excess of book depreciation. The effective tax rate for fiscal 1999 is 39.5%, which is an increase from fiscal year 1998 which was 39.5% for the three months ended June 30, 1997 and 39.0% for the remainder of the fiscal year ended March 31, 1998. The higher effective rate results from higher projected pre-tax income and declining accelerated tax depreciation deductions.

LIQUIDITY AND CAPITAL RESOURCES

   In August 1997, the Company completed its initial public offering of Common Stock, raising approximately $21.4 million, net of expenses. Additionally, the Company completed a follow-on offering of Common Stock in February 1998, raising approximately $8.8 million, net of expenses. Prior to the initial and follow-on public offerings, the Company had financed its operations mainly with cash from operations, capital leases, IRB and bank financing, and the private placement of equity securities. At June 30, 1998, the Company had $22.2 million in cash and cash equivalents and $31.4 million in working capital.

   Net cash provided by operating activities was $3.2 million and $5.1 million for the three months ended June 30, 1997 and 1998, respectively, primarily attributable to net income and depreciation.

   Net cash provided by (used in) investing activities was $(3.2) million and $5.0 million in the three months ended June 30, 1997 and 1998, respectively. Net cash used in investing activities was primarily attributable to the purchase of property, plant and equipment (including Cobalt 60) for the three months ended June 30, 1997. Net cash provided by investing activities was primarily attributable to the maturity of short term investments, partially offset by the purchase of property, plant and equipment and short term investments for the three months ended June 30, 1998.

   Net cash used in financing activities was $471,000 and $581,000 for three months ended June 30, 1997 and 1998, respectively. Net cash used in financing activities for the three months ended June 30, 1997 was attributable to repayments on bank line of credit and Cobalt 60 financing, offset in part by borrowings on the bank line of credit. Net cash provided by financing activities for the three months ended June 30, 1998 was attributable to repayments on Cobalt 60 financing and the issuance of Common Stock under the Company's equity incentive and employee stock purchase plans.

   The Company has a $3.5 million revolving line of credit with a bank that carries a variable interest rate (8.5% at June 30, 1998), collateralized by certain assets of the Company. The line of credit is payable on demand, and at June 30, 1998, no amount was outstanding under this line of credit. The payment of cash dividends on the Company's Common Stock is limited by the terms of the Company's revolving line of credit.

   At June 30, 1998, the Company had $36.5 million in IRB financing which bears interest at market rates (either 3.7% or 3.9% at June 30, 1998). The IRBs are collateralized by certain assets of the Company and by letters of credit with a bank. The Company is able to issue $3.5 million of additional tax-free IRBs until it reaches the maximum aggregate tax-free IRB limit of $40.0 million. Thereafter, the Company will be required to obtain any additional financing through higher cost funding sources. See "Risk Factors Substantial Debt."

   The Company had capital expenditures of $3.0 million and $1.9 million for the three months ended June 30, 1997 and 1998, respectively. The Company currently expects to make significant capital expenditures during the remainder fiscal 1999. These expenditures will include, but are not limited to, the purchase of additional Cobalt 60, new facilities and renovations to existing facilities.

   SteriGenics believes that existing cash balances, cash expected to be generated from operations and available credit facilities will be sufficient to fund the Company's anticipated capital expenditures, operations and repayment of debt, at least through the end of fiscal 1999. There can be no assurance that adequate sources of capital will be available in the future or, if available, will be on terms acceptable to the Company. See "Risk Factors - Need for Additional Capital."

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

ADOPTION OF NEW ACCOUNTING STANDARDS

   In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 will require the Company to use the "management approach" in disclosing segment information. Both statements are effective for the Company during fiscal 1999. The Company believes that the adoption of FAS 131 will not have a material impact on its results of operations, cash flows, financial position or prospects.

                   RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

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

UNCERTAINTY OF EXPANSION IN ADVANCED APPLICATIONS MARKETS

   While the Company has traditionally focused primarily on the medical products market, it has increased its efforts in the advanced application contract sterilization and radiation processing market. The Company currently sterilizes a wide range of food ingredients and consumer products, including cosmetics, spices and herbs. The Company also processes various industrial compounds and other materials using both Gamma and E-Beam technologies. In addition, as a result of the Company's recently acquired E-Beam business, the Company has begun to process other advanced applications products such as semiconductors and gemstones. Many of the advanced application markets for Gamma sterilization and processing are new and emerging, and there can be no assurance that any of these markets will develop at the anticipated rate, if at all.

   Approval for the irradiation of food products is regulated by the FDA and the USDA. While the FDA has approved radiation for the processing of a variety of foods, including pork, poultry and fresh fruits and vegetables, only limited commercial sales of irradiated food have taken place. In December 1997, the FDA approved radiation for the processing of red meat, meat byproducts and food products in order to eliminate E. coli and other harmful foodborne pathogens. However, before irradiated red meat can be sold commercially, the USDA must set certain minimum standards for processors to follow. The USDA is currently reviewing the issue and is expected to set such standards later in 1998, although there can be no assurance it will do so. In addition, current FDA rules and regulations require the labeling of any retail food product that is irradiated, and to date, there has been significant consumer resistance to irradiated food. The irradiation of red meat could also result in an increase in the cost of such products to a level which may be unacceptable to most consumers. As a result, there can be no assurance that sterilization of fresh food products will gain public acceptance or will ultimately prove commercially feasible in the United States or that the Company would undertake to expand its irradiation activities to include red meat. To the extent that the Company seeks to take advantage of future opportunities in this market, such activities would require significant changes in the Company's processing techniques, including the redesign of facilities and the addition of refrigeration capabilities. Furthermore, to accommodate the perishable nature of red meat and the high processing volume that may result from the commercial irradiation of red meat, the Company could be required to expend significant capital to build specially equipped processing facilities near customer facilities.

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

DEPENDENCE ON GAMMA TECHNOLOGY

   Historically, the Company has performed all of its sterilization and radiation processing services using Gamma radiation. Because of its reliance on Gamma technology, a decline in the demand for, or the pricing of, Gamma services would have a material adverse effect on the Company's business, financial condition and results of operations. To remain competitive, the Company may also need to respond quickly to technological changes and innovations in the sterilization and radiation processing market, including changes in the technologies used to perform sterilization or radiation processing services that could render Gamma obsolete or noncompetitive. The Company is also dependent upon continued consumer acceptance of the Gamma sterilization of medical products and the ongoing conversion of products from EtO to Gamma sterilization. There can be no assurance that such conversion will occur at the rate anticipated by the Company. Failure by the Company to quickly and effectively respond to changes in the sterilization and radiation processing market, including the development of new technologies, or a significant increase in consumer resistance to products sterilized by Gamma, could have a material adverse effect on the Company's business, financial condition and results of operations. See " -- Competition" and " -- Risks Associated With Entry Into E-Beam Business."

SUBSTANTIAL DEBT

   As of June 30, 1998, the Company's total consolidated liabilities were $60.9 million, of which $41.9 million represented long-term debt (including current portion), its total consolidated assets were $132.6 million and its total stockholders' equity was $71.8 million. The Company's substantial level of debt presents the risk that the Company might not generate sufficient cash to service the Company's indebtedness, including its Industrial Revenue Bonds ("IRBs"), or that its debt level could limit its ability to finance an acquisition and develop additional projects, to compete effectively or to operate successfully under adverse economic conditions. As of June 30, 1998, the Company had $36.5 million of tax-free IRBs outstanding with variable interest rates as of June 30, 1998 of either 3.3% or 3.7%. Under federal regulations, the maximum aggregate amount of tax-free IRBs that the Company may issue is $40.0 million. Once the Company has issued the maximum amount of tax-free IRBs, it will be required to obtain any additional financing through higher cost funding sources. Each of the Company's IRBs is collateralized by certain assets of the Company. The Company is also required, under certain IRB agreements, to maintain cash reserves in the amount of the bond interest payments due within one year. As a result, such cash is not available to the Company for working capital or other purposes.

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

   The Cobalt 60 stored in water shielding pools at each of the Company's facilities is double encapsulated in stainless steel. There can be no assurance that these stainless steel capsules will not corrode. In 1995, the Company encountered minor corrosion in the outer encapsulation of certain of its Cobalt 60 rods, requiring their replacement. Since the quantity of Cobalt 60 in a facility is the key determinant of the amount of product that can be processed, any significant delay in the replacement of such Cobalt 60 could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if the Company is determined to be responsible for the corrosion, it could be required to bear the costs of transportation and reencapsulation of the Cobalt 60. Furthermore, such corrosion, if undetected, could result in radioactive material being released into the water shielding pool, which could cause contamination of the pool and potentially the related facility. Any contamination resulting from such release and the related decontamination process would have a material adverse effect on the Company's business, financial condition and results of operations. See " -- Risks Related to Government Regulation and Standards Compliance."

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

   In the spring of 1985, the Company leased over 400 stainless steel capsules of radioactive Cesium from the United States Department of Energy (the "DOE") for use at the Company's Decatur, Georgia and Westerville, Ohio irradiation facilities. On June 6, 1988, the Company discovered one or more of DOE's Cesium capsules had leaked radioactive Cesium, which is water soluble, contaminating the Company's Decatur, Georgia facility. As a result of the contamination, the Company's Decatur irradiation facility was completely shut down from June 6, 1988 until July 1996, when the Company leased the facility to a third party for a different purpose. The decontamination activities were conducted by the DOE and its contractors, and the Company filed an administrative claim with the DOE for damages the Company incurred as a result of the Cesium contamination. The DOE did not pay or deny the Company's claim within the required six month period. As a result, the Company filed suit against the U.S. government in June 1991. Although the DOE had orally offered to fund the costs of the cleanup, the government subsequently asserted a substantial counterclaim against the Company alleging that the Company had been negligent in its handling and use of the Cesium capsules. A settlement was reached between the parties to this litigation on April 9, 1997, following a trial and notice of appeals filed by both SteriGenics, the U.S. government and two of its contractors. The presiding court entered a stipulation of dismissal effective May 9, 1997. While the litigation resulted in significant expenses and was a significant diversion of management attention, the Company is not aware of any ongoing environmental or other legal liabilities associated with the Cesium incident. However, there can be no assurance that unspecified third parties, including former employees or persons owning or occupying nearby properties, would not, in the future, assert claims against the Company in connection with the contamination of the Decatur facility. In January 1993, after the decontamination activities were completed, final survey reports were prepared by both a contractor for DOE and by a third party consultant on behalf of the Georgia Department of Human Resources, which regulates such matters in Georgia, to allow for the unrestricted use of the Decatur facility consistent with the requirements of the Georgia Department of Human Resources. The documentation and data prepared by such third party indicated that any residual radioactivity at the Decatur facility was beneath that of regulatory concern to the applicable regulatory authority. While the Company no longer uses Cesium in any of its facilities, there can be no assurance that it will not experience any incidents of radioactive contamination resulting from its use of Cobalt 60. Incidents involving radioactive contamination from use of Cobalt 60 would likely differ from incidents involving Cesium contamination in a number of respects. Cesium is a salt and water soluble, in contrast to Cobalt 60, which is a metal and not water soluble. As a result, when Cesium contamination occurs, the evaporation of contaminated water can result in Cesium being spread to a greater extent than would be the case with substances that are not water soluble, such as Cobalt 60. However, since Cobalt 60 is a metal and therefore any released amount would remain in a more concentrated form, direct exposure could potentially be more dangerous. See " -- Risks of Operating Facilities Using Radioactive Material."

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - NOT APPLICABLE

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

          (b)   REPORTS ON FORM 8-K.

                There were no reports filed during the quarterly period ending June 30, 1998.

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           STERIGENICS INTERNATIONAL, INC.

  August 7, 1998                                /s/ James F. Clouser
  -------------                     --------------------------------------------
       Date                                       James F. Clouser,
                                        President and Chief Executive Officer


  August 7, 1998                                /s/ Thomas J. Balutis
  -------------                     --------------------------------------------
       Date                                       Thomas J. Balutis,
                                    Vice President of Finance and Administration
                                               Chief Financial Officer
                                            (Principal Financial Officer)


  August 7, 1998                              /s/ Carole-Lynn S. Glass
  -------------                     --------------------------------------------
        Date                                     Carole-Lynn S. Glass,
                                    Corporate Controller and Director of Finance
                                           (Principal Accounting Officer)

        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) Exhibits

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

   10.9++      Trinity River Industrial Development Authority Variable Rate
               Demand Industrial Development Revenue Bond -- Bond Purchase
               Agreement.

   10.10++     Trinity River Industrial Development Authority Variable Rate
               Demand Industrial Development Revenue Bond Series 1985A
               ($2,150,000) -- Reimbursement Agreement.

   10.11++     Trinity River Industrial Development Authority Variable Rate
               Demand Industrial Development Revenue Bond Series 1985B
               ($2,450,000) -- Reimbursement Agreement.

   10.12++     Trinity River Industrial Development Authority Variable Rate
               Demand Industrial Development Revenue Bond Series 1985A
               ($2,150,000) -- Letter of Credit.

   10.13++     Trinity River Industrial Development Authority Variable Rate
               Demand Industrial Development Revenue Bond Series 1985B
               ($2,450,000) -- Letter of Credit.

   10.14++     Trinity River Industrial Development Authority Variable Rate
               Demand Industrial Development Revenue Bond Series 1985A
               ($2,150,000) -- Intercreditor Agreement.

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

   10.61++ Facility lease dated August 16, 1996 between SCI Ltd. Partnership and the Registrant for the Hayward facility.

   10.62++     Facility lease dated August 8, 1996 between RTI Inc. and the
               Registrant for the Rockaway facility.

   10.63++ Asset Acquisition Agreement between RTI Inc. and the Registrant effective as of August 8, 1996.

   10.64**     Asset Acquisition Agreement between RSI Leasing, Inc.,
               ThermoSpectra Corporation and the Registrant dated December 27,
               1997.

   10.65***    Facility lease dated June 4,1998 between Maurice M. Weill,
               Trustee Under Trust Indenture Dated December 1, 1972 and the
               Registrant for a building.

   21.1++      Subsidiaries of the Registrant.

   27.1        Financial Data Schedule.

----------

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

*** Included with this filing.

   (b)  Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.