Form 10-Q
period 1998-09-30
STERIGENICS INTERNATIONAL INC
filed 1998-11-16
CIK 1009988

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO ________________

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

                                 YES [X] NO [ ]

  Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date:

              CLASS                   OUTSTANDING AS OF NOVEMBER 12, 1998:
           Common Stock                             7,908,641


================================================================================

                         STERIGENICS INTERNATIONAL, INC.

                                      INDEX

                                                                                PAGE NO.
                                                                                --------
PART I.      FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements
             Condensed Consolidated Balance Sheets as of March 31, 1998 and
             September 30, 1998................................................    3
             Condensed Consolidated Statements of Operations for the Three
             Months and Six Months Ended September 30, 1997 and 1998..........     4
             Condensed Consolidated Statements of Cash Flows for the Six
             Months Ended September 30, 1997 and 1998.........................     5
             Notes to Condensed Consolidated Financial Statements.............     6
Item 2.      Management's Discussion and Analysis of Results of Operations and
             Financial Condition..............................................     8
Item 3.      Quantitative and Qualitative Disclosures About Market Risk.......    22


PART II.     OTHER INFORMATION
Item 1.      Legal Proceedings................................................    23
Item 2.      Changes in Securities and Use of Proceeds........................    23
Item 3.      Defaults Upon Senior Securities..................................    23
Item 4.      Submission of Matters to a Vote of Security Holders..............    24
Item 5.      Other Information................................................    24
Item 6.      Exhibits and Reports on Form 8-K.................................    24


SIGNATURES....................................................................    25

                         STERIGENICS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND SEPTEMBER 30, 1998
                    (IN THOUSANDS, EXCEPT AND PER SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                                                    MARCH 31,       SEPTEMBER 30,
                                                                                     1998(1)            1998
                                                                                    ---------         --------
Current assets:
  Cash and cash equivalents:
    Unrestricted ...........................................................        $  11,691         $ 30,253
    Restricted .............................................................              969              991
  Short-term investments ...................................................           19,257            4,823
  Accounts receivable, net of allowance of $218 and $214 at
    March 31, 1998 and September 30, 1998 ..................................            6,165            6,666
  Prepaid expenses and other current assets ................................            1,158            1,392
  Deferred income taxes ....................................................            1,676            1,676
                                                                                    ---------         --------
Total current assets .......................................................           40,916           45,801
Property, plant and equipment, net .........................................           81,705           82,888
Other assets ...............................................................            8,054            7,131
                                                                                    ---------         --------
         Total assets ......................................................        $ 130,675         $135,820
                                                                                    =========         ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable .........................................................        $   1,035         $  1,159
  Accrued liabilities ......................................................            5,039            4,507
  Income taxes payable .....................................................            1,684            3,286
  Current portion of capital lease obligations .............................            2,873            2,788
  Current portion of long-term debt ........................................              500              930
                                                                                    ---------         --------
Total current liabilities ..................................................           11,131           12,670
Capital lease obligations, less current portion ............................            3,266            2,497
Long-term debt, less current portion .......................................           36,000           35,570
Deferred income taxes ......................................................           10,587           10,587
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $0.001 par value:
    Authorized shares -- 1,000,000
    Issued and outstanding shares -- none ..................................               --               --
  Common Stock, $0.001 par value: Authorized shares -- 15,000,000
      Issued and  outstanding shares -- 7,681,323 at March 31, 1998
      and 7,810,861 at September 30, 1998 ..................................                7                8
  Additional paid-in capital ...............................................           48,090           49,013
  Notes receivable from sale of Common Stock to employees ..................              (49)              --
  Retained earnings ........................................................           21,643           25,475
                                                                                    ---------         --------
Total stockholders' equity .................................................           69,691           74,496
                                                                                    ---------         --------
         Total liabilities and stockholders' equity ........................        $ 130,675         $135,820
                                                                                    =========         ========

----------

(1) The balance sheet at March 31, 1998, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accounting principles for complete financial information.


     See accompanying notes to condensed consolidated financial statements.

                         STERIGENICS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                  SEPTEMBER 30,                    SEPTEMBER 30
                                                           -------------------------         -------------------------
                                                             1997             1998             1997             1998
                                                           --------         --------         --------         --------
Revenues ..........................................        $ 11,271         $ 14,048         $ 22,022         $ 27,365
Cost of revenues ..................................           5,895            6,949           11,696           13,855
                                                           --------         --------         --------         --------
                                                              5,376            7,099           10,326           13,510
Costs and expenses:
  General and administrative ......................           1,623            2,310            3,260            4,408
  Marketing and selling ...........................             859            1,028            1,682            1,979
  Research, development and engineering ...........             294              337              606              655
                                                           --------         --------         --------         --------
                                                              2,776            3,675            5,548            7,042
                                                           --------         --------         --------         --------
Income from operations ............................           2,600            3,424            4,778            6,468
Other income (expense):
  Interest income .................................             183              474              205              959
  Interest expense ................................            (655)            (579)          (1,258)          (1,177)
  Other income (expense) ..........................              14               29               29               63
                                                           --------         --------         --------         --------
Income before provision for income taxes ..........           2,142            3,348            3,754            6,313
Provision for income taxes ........................             835            1,309            1,472            2,481
                                                           --------         --------         --------         --------
Net income ........................................        $ 1,307          $  2,039         $  2,282         $  3,832
                                                           --------         --------         --------         --------


Pro forma basic net income per share ..............        $   0.22               --         $   0.43               --
                                                           ========                          ========
Basic net income per share ........................              --         $   0.26               --         $   0.50
                                                                            ========                          ========
Shares used in computing pro forma basic net
  income ..........................................           5,845               --            5,353               --
                                                           ========                          ========
Shares used in computing basic net income per
   share ..........................................              --            7,746               --            7,721
                                                           ========         ========                          ========
Diluted net income per share ......................        $   0.21         $   0.24         $   0.40         $   0.46
                                                           ========         ========         ========         ========
Shares used in computing net income per share .....           6,373            8,346            5,769            8,324
                                                           ========         ========         ========         ========

     See accompanying notes to condensed consolidated financial statements.

                         STERIGENICS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                            SIX MONTHS ENDED SEPTEMBER 30,
                                                            ------------------------------
                                                                1997             1998
                                                              --------         --------
OPERATING ACTIVITIES:
Cash flows from operating activities:
  Net income .........................................        $  2,282         $  3,832
  Reconciliation to net cash provided by operating
     activities:
     Depreciation ....................................           4,646            4,995
     Amortization ....................................              50              151
     Changes in assets and liabilities:
       Accounts receivable ...........................          (1,036)            (501)
       Prepaid expenses and other current assets .....            (316)            (185)
       Accounts payable and accrued liabilities ......              68            1,194
                                                              --------         --------
Net cash provided by operating activities ............           5,694            9,487
INVESTING ACTIVITIES:
Purchases of property, plant and equipment ...........          (4,600)          (6,178)
Purchases of short term investments ..................              --           (4,924)
Maturities of short term investments .................              --           19,358
Other assets .........................................            (596)             772
                                                              --------         --------
Net cash (used in) provided by investing activities ..          (5,196)           9,027
FINANCING ACTIVITIES:
Issuance of Common Stock .............................          21,421               --
Redemption of Preferred Stock ........................          (1,500)              --
Exercise of stock options ............................              --              924
Borrowings under industrial revenue bonds ............           5,000               --
Borrowings under term loan and line of credit ........             700               --
Repayments on term loan, line of credit, industrial
  revenue bonds and capital leases ...................          (2,360)            (854)
Increase in restricted cash ..........................             (21)             (22)
                                                              --------         --------
Net cash provided by financing activities ............          23,240               48
                                                              --------         --------
Net increase in unrestricted cash and cash
  equivalents ........................................          23,738           18,562
Unrestricted cash and cash equivalents at beginning of
  period .............................................           1,072           11,691
                                                              --------         --------
Unrestricted cash and cash equivalents at end of
  period .............................................        $ 24,810         $ 30,253
                                                              ========         ========


     See accompanying notes to condensed consolidated financial statements.

                         STERIGENICS INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


I. Basis of Presentation

  The accompanying condensed consolidated financial statements include the accounts of SteriGenics International, Inc. ("SteriGenics" or "the Company") and its wholly owned subsidiaries, SteriGenics East Corporation, SteriGenics International Holding Corporation and RSI Leasing, Inc. All significant intercompany accounts and transactions have been eliminated.

The accompanying interim unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. All adjustments (which included only normal recurring accruals) necessary to present fairly the Company's financial position and results as of and for the periods indicated have been recorded. These financial statements should be read in conjunction with the financial statements and notes included as part of the Company's annual report on Form 10-K. Results for the quarter ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

II. Use of Estimates in the Preparation of Financial Statements

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

III. Net Income Per Share

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

  The following table sets forth the computation of basic, pro forma basic and diluted net income per share:

                                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                SEPTEMBER 30,              SEPTEMBER 30,
                                                             ------------------          ----------------
                                                            (IN THOUSANDS, EXCEPT      (IN THOUSANDS, EXCEPT
                                                             EARNINGS PER SHARE)         EARNINGS PER SHARE)
                                                             1997          1998          1997          1998
                                                            ------        ------        ------        ------
Numerator for basic and diluted:
  Net income .......................................        $1,307        $2,039        $2,282        $3,832
                                                            ======        ======        ======        ======
Denominator:
  Weighted average common shares outstanding .......         4,943         7,746         3,999         7,721
  Shares related to SEC Staff Accounting Bulletins .            32            --            32            --
                                                                          ------                      ------
Denominator for basic net income per share .........            --         7,746            --         7,721
Conversion of Preferred Stock (pro forma) ..........           886            --         1,330            --
                                                            ------                      ------
Denominator for pro forma basic net income per share         5,845            --         5,353            --
Stock options ......................................           528           600           416           603
                                                            ------        ------        ------        ------
Denominator for diluted net income per share .......         6,373         8,346         5,769         8,324
                                                            ======        ======        ======        ======
Basic net income per share .........................                      $ 0.26                      $ 0.50
                                                                          ======                      ======
Pro forma basic net income per share ...............        $ 0.22                      $ 0.43
                                                            ======                      ======
Diluted net income per share .......................        $ 0.21        $ 0.24        $ 0.40        $ 0.46
                                                            ======        ======        ======        ======

  Options to purchase 3,700 shares of Common Stock were outstanding in the quarter ended September 30, 1998 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

V.  New Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130") and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131"). FAS 130 establishes rules for reporting and displaying comprehensive income. FAS 131 will require the Company to use the "management approach" in disclosing segment information. Both statements are effective for the Company during fiscal 1999. The Company believes that the adoption of either FAS 130 or FAS 131 will not have a material impact on the Company's results of operations, cash flows or financial position. Comprehensive income for the three and six months ended September 30, 1997 and 1998 approximates actual net income in those periods.

VI.  Subsequent Events

  On October 13, 1998, the Company announced plans to construct a gamma irradiation facility in Gilroy, California. The Company purchased the land in Gilroy on September 16, 1998 for approximately $490,000. The Gilroy facility will be dedicated to servicing the Company's advanced applications market and will feature a customized material handling system and it's new [OMEGA]megaCell(TM)irradiation processing system. The Company expects the Gilroy facility to commence operations during the fourth calendar quarter of 1999

  On October 30, 1998 the Company purchased land and a building in West Memphis, Arkansas for approximately $425,000. The former irradiation facility was purchased from Stericycle, Inc. ( Nasdaq: SRCL). SteriGenics plans to renovate the existing structure and install the Company's MiniCell(TM)irradiation system before commencing operations, which is expected during the second or third calendar quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The discussion in this Report contains forward looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's "expectations," "beliefs," "hopes," "intentions" or "strategies," or the like, regarding the future. All forward looking statements included in this Report are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward looking statement. Actual results could differ materially from those indicated by the forward looking statements made herein or presented elsewhere by the Company's management from time to time. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report including under the caption "Risk Factors." This Report is intended to be read in conjunction with the Company's Annual Report as filed with the SEC on Form 10-K on June 22, 1998.

OVERVIEW

  Since its inception, SteriGenics International, Inc. (the "Company") has engaged primarily in the business of operating, designing and developing Gamma facilities to provide contract sterilization and radiation processing services to manufacturers of medical and advanced applications product. The Company currently operates twelve Gamma facilities nationwide and one electron beam ("E-Beam") facility in San Diego, California.

  The Company has recently announced plans to add three new facilities by the end of calendar 1999. On September 21,1998, the Company announced a new MiniCell(TM) facility located in Franklin Township, New Jersey. While the new location represents the Company's third irradiation processing facility located in the northeast, it is the Company's first designed to service the region's medical device community. The Company expects the facility to be operational by the end of the first calendar quarter of 1999. On October 13, 1998, the Company announced plans to construct a gamma irradiation facility in Gilroy, California. The Gilroy facility will be dedicated to servicing the Company's advanced applications market and will feature a customized material handling system and it's new [OMEGA]megaCell(TM) irradiation processing system. The [OMEGA]megaCell(TM), a continuous pallet-type irradiator, is the Company's newest irradiation design. The Company expects operations to commence during the fourth calendar quarter of 1999. On October 30, 1998 the Company purchased land and a building in West Memphis, Arkansas. The former irradiation facility was purchased from Stericycle, Inc. (Nasdaq: SRCL). The Company plans to renovate the existing structure and install the Company's MiniCell(TM) irradiation system. This facility will service the medical applications market and is expected to begin operations during the second or third calendar quarter of 1999. The Company expects operations to commence during the second or third calendar quarter of 1999. While the Company expects these facilities to be operational as noted, there can be no assurance that there will be no unforeseen delays.

  As the Company builds or expands existing facilities, the cost of construction of a facility is reflected as construction-in-progress until start-up of the facility, at which time depreciation commences. Building new facilities requires significant capital investments in building construction, equipment and, for Gamma facilities, in Cobalt 60. In addition to incurring costs associated with Cobalt 60, the Company also incurs incremental personnel costs in the months preceding initial operation, and typically incurs substantial personnel and other operating expenses during the first several months of operation. These costs have historically exceeded revenues during the initial months of operation.

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

  The Company has divided its operations into two divisions: medical and advanced applications. While the Company's primary market continues to be the sterilization of medical products, the Company continues to increase its focus on the sterilization and processing of advanced applications product. The Company has dedicated four of its Gamma facilities to processing primarily advanced applications product. In addition, a significant portion of the Company's revenues from its E-Beam facility are generated from the processing of advanced applications product.

   In addition to standard contract sterilization and radiation processing services, the Company continues to generate incremental revenues by offering its customers premium services such as ExCell, precision dosing and validation services, and GammaSTAT, a guaranteed variable time-based service. Recently the Company introduced two additional premium services, ElectroSTAT, a guaranteed variable time-based service using E-Beam and SteriPro, a consultative and technical assistance program created to assist medical device manufacturers with the development, validation and ongoing sterilization management of a sterile health care product. Revenues are recognized upon completion of the sterilization, processing or consultative services.

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

  The following table provides a breakdown of the Company's consolidated statements of operations on a percentage of revenues basis for the periods indicated:


                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                  1997           1998           1997           1998
                                                  -----          -----          -----          -----
Revenues ..................................       100.0%         100.0%         100.0%         100.0%
Cost of revenues ..........................        52.3           49.5           53.1           50.6
                                                  -----          -----          -----          -----
                                                   47.7           50.5           46.9           49.4
Costs and expenses:
  General and administrative ..............        14.4           16.4           14.8           16.1
  Marketing and selling ...................         7.6            7.3            7.6            7.2
  Research, development and engineering....         2.6            2.4            2.8            2.4
                                                  -----          -----          -----          -----
                                                   24.6           26.1           25.2           25.7
                                                  -----          -----          -----          -----
Income from operations ....................        23.1           24.4           21.7           23.7
Other income (expense):
  Interest income .........................         1.6            3.3            0.9            3.5
  Interest expense, net ...................        (5.8)          (4.1)          (5.6)          (4.3)
  Other income ............................         0.1            0.2            0.1            0.2
                                                  -----          -----          -----          -----
Income before provision for income taxes...        19.0           23.8           17.1           23.1
Provision for income taxes ................         7.4            9.3            6.7            9.1
                                                  -----          -----          -----          -----
Net income ................................        11.6%          14.5%          10.4%          14.0%
                                                  =====          =====          =====          =====



RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

  Revenues: Revenues increased 24.6% from $11.3 million for the three months ended September 30, 1997 to $14.0 million for the three months ended September 30, 1998. The increase is primarily attributable to increased sales from existing facilities, resulting from a combination of increased quantity of product processed and price, and an increase in the sale of premium services. The increase in revenues is also attributable to facilities that were either new or not in place during the three months ended September 30, 1997. The Hayward, California, and Fort Worth II, Texas facilities, and the Gurnee, Illinois MiniCell (located in the existing Gurnee Mega facility) were newly operational, and the San Diego, California E-Beam facility was not in place for the three months ended September 30, 1997, and therefore had significantly less or no revenue in the three months ended September 30, 1997 as compared with the same period ended September 30, 1998.


  Cost of Revenues: Cost of revenues increased 17.9% from $5.9 million for the three months ended September 30, 1997 to $6.9 million for the three months ended September 30, 1998. Gross margin increased from 47.7% for the three months ended September 30, 1997 to 50.5% for the same period ended September 30, 1998. The increase in gross margin is primarily attributable to greater utilization of the Company's existing facilities which enabled the Company to leverage the fixed costs associated with such facilities, offset in part by the increase in installed Cobalt 60. In addition, the Company realized a higher percentage of revenue attributable to premium services in the three months ended September 30, 1998.

  General and Administrative: General and administrative expenses increased 42.3% from $1.6 million for the three months ended September 30, 1997 to $2.3 million for the three months ended September 30, 1998. As a percentage of revenue, these expenses increased from 14.4% to 16.4% for the three months ended September 30, 1997 and 1998, respectively. The increase in both absolute dollars and as a percentage of revenue is primarily attributable to the increase in corporate overhead, including the costs of being a public company, and the addition of personnel at both the facility level, primarily as a result of new facilities, and corporate level.


  Marketing and Selling: Marketing and selling expenses increased 19.7% from $859,000 for the three months ended September 30, 1997 to $1.0 million for the three months ended September 30, 1998. As a percentage of revenue, these expenses decreased slightly from 7.6% for the three months ended September 30, 1997 to 7.3% for the three months ended September 30, 1998. The increase in absolute dollars is attributable to the addition of marketing and sales personnel at the facility and corporate level as well as increased travel, professional and marketing costs.


  Research, Development and Engineering: Research, development and engineering expenses increased 14.6% from $294,000 for the three months ended September 30, 1997 to $337,000 for the three months ended September 30, 1998. As a percentage of revenue, these expenses decreased slightly from 2.6% for the three months ended September 30, 1997 to 2.4% for the three months ended September 30, 1998. The increase in absolute dollars is attributable to increased travel, professional fees, and depreciation of fixed assets used in research and development.

  Interest Income: Interest income increased 159% from $183,000 for the three months ended September 30, 1997 to $474,000 for the three months ended September 30, 1998. As a percentage of revenues, interest income increased from 1.6% for the three months ended September 30, 1997 to 3.3% for the three months ended September 30, 1998. The increase is attributable to earnings on the investment of proceeds from the Company's initial and follow-on public offerings of stock, in August 1997 and February 1998, respectively.


  Interest Expense: Interest expense decreased 11.6% from $655,000 for the three months ended September 30, 1997 to $579,000 for the three months ended September 30, 1998. As a percentage of revenues, this expense decreased from 5.8% for the three months ended September 30, 1997 to 4.1% for the three months ended September 30, 1998. The decrease is attributable to reduced interest expense on declining balances of outstanding capital lease debt.


  Provision for Income Taxes: For the three months ended September 30, 1997 and 1998, the Company recorded approximately 39% estimated annual effective tax rate. The recorded tax rates differ from the federal statutory rate primarily due to state income taxes. The Company's net deferred tax liabilities relate primarily to tax depreciation taken in excess of book depreciation.


SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

  Revenues: Revenues increased 24.3% from $22.0 million for the six months ended September 30, 1997 to $27.4 million for the six months ended September 30, 1998. The increase is primarily attributable to increased sales from existing facilities, resulting from a combination of increased quantity of product processed and price, and an increase in the sale of premium services. Growth in revenues attributable to premium services contributes to the Company's ability to maintain its revenue per installed Cobalt 60 curie despite opening new facilities, which generally incur higher costs related to Cobalt 60, as well as higher personnel costs in the months preceding initial operation. The increase in revenues is also attributable to facilities that where either new or not in place during the six months ended September 30, 1997. The Hayward, California and Fort Worth II, Texas facilities, and the Gurnee, Illinois MiniCell (located in the existing Gurnee Mega facility) were newly operational, and the San Diego, California E-Beam facility was not in place for the six months ended September 30, 1997, and therefore had significantly less or no revenue in the six months ended September 30, 1997 as compared with the same period ended September 30, 1998.

  Cost of Revenues: Cost of revenues increased 18.5% from $11.7 million for the six months ended September 30, 1997 to $13.9 million for the six months ended September 30, 1998. Gross margin increased from 46.9% for the six months ended September 30, 1997 to 49.4% for the same period ended September 30, 1998. The increase in gross margin is primarily attributable to greater utilization of the Company's existing facilities which enabled the Company to leverage the fixed costs associated with such facilities, offset in part by the increase in installed Cobalt 60. The increase in gross margin for the six months ended September 30, 1998 is secondarily attributable to a higher percentage of revenue attributable to premium services. The Company expects gross margins to fluctuate in future periods, and that it may be negatively impacted to the extent the Company adds facilities and continues to expand its installed capacity of Cobalt
60. The Company's cost of revenues is subject to fluctuations based upon changes in currency exchange rates between the U.S. dollar and the Canadian dollar because payments under certain of the Company's Cobalt 60 operating leases are payable in Canadian dollars (approximately $1.2 million remaining at September 30, 1998, at then current exchange rates).


  General and Administrative: General and administrative expenses increased 35.2% from $3.3 million for the six months ended September 30, 1997 to $4.4 million for the six months ended September 30, 1998. As a percentage of revenue, these expenses increased from 14.8% to 16.1% for the six months ended September 30, 1997 and 1998, respectively. The increase in both absolute dollars and as a percentage of revenue is primarily attributable to the increase in corporate overhead, including the costs of being a public company, and the addition of personnel at both the facility level, primarily as a result of new facilities, and corporate level. The Company expects general and administrative expenses to increase in absolute dollars as it adds facilities and corresponding plant administration, and continues to incur the additional costs of being a public company.


  Marketing and Selling: Marketing and selling expenses increased 17.7% from $1.7 million for the six months ended September 30, 1997 to $2.0 million for the six months ended September 30, 1998. As a percentage of revenue, these expenses decreased slightly from 7.6% for the six months ended September 30, 1997 to 7.2% for the six months ended September 30, 1998. The increase in absolute dollars is attributable to the addition of marketing and sales personnel at the facility and corporate level as well as increased travel, professional and marketing costs. The Company expects marketing and selling expenses to increase in absolute dollars over the remainder of fiscal 1999 as it focuses on revenue growth, expanding premium service offerings, and increasing market share.


  Research, Development and Engineering: Research, development and engineering expenses increased 8.1% from $606,000 for the six months ended September 30, 1997 to $655,000 for the six months ended September 30, 1998. As a percentage of revenue, these expenses decreased slightly from 2.8% for the six months ended September 30, 1997 to 2.4% for the six months ended September 30, 1998. The increase in absolute dollars is attributable to increased travel, professional fees, and depreciation of fixed assets used in the research and development. The Company expects research, development and engineering expense to increase in absolute dollars over the remainder of fiscal 1999.


  Interest Income: Interest income increased 368% from $205,000 for the six months ended September 30, 1997 to $959,000 for the six months ended September 30, 1998. As a percentage of revenues, interest income increased from 0.9% to 3.5% for the six months ended September 30, 1998. The increase is attributable to earnings on the investment of proceeds from the Company's initial and follow-on public offerings of stock, in August 1997 and February 1998, respectively. The Company expects interest income to decrease as funds are used for capital expenditures and other general corporate purposes. See --"Liquidity and Capital Resources" and "Notes to the Condensed Consolidated Financial Statements -- Subsequent Events."


  Interest Expense: Interest expense decreased 6.4% from $1,258,000 for the six months ended September 30, 1997 to $1,177,000 for the six months ended September 30, 1998. As a percentage of revenues, this expense decreased from 5.6% for the six months ended September 30, 1997 to 4.3% for the six months ended September 30, 1998. The decrease is attributable to reduced interest expense on declining balances of outstanding capital lease debt. There was no change in tax free Industrial Revenue Bond (IRB) interest expense for the six months ended September 1997, compared with the same period ended September 30, 1998, as interest reduced by the February 1998 retirement of $500,000 in tax free IRB debt, which carried a fixed interest rate of 10%, was offset by additional interest expense on a variable rate, tax free IRB that was issued on July 30, 1997. The remaining balance of tax free IRB debt carries variable interest rates, 3.6% and 3.8% at September 30, 1998. The company expects interest expense to remain relatively unchanged in absolute dollars and to decrease as a percentage of revenue for the remainder of the fiscal year. See "Risk Factors -- Substantial Debt."

 Provision for Income Taxes: For the six months ended September 30, 1997 and 1998, the Company recorded approximately 39% estimated annual effective tax rate. The recorded tax rates differ from the federal statutory rate primarily due to state income taxes. The Company's net deferred tax liabilities relate primarily to tax depreciation taken in excess of book depreciation. Currently, the Company's estimated annual effective tax rate for the remainder of the fiscal year ended March 31, 1999, is 39.4%.


LIQUIDITY AND CAPITAL RESOURCES

  In August 1997, the Company completed its initial public offering of Common Stock, raising approximately $21.4 million, net of expenses. Additionally, the Company completed a follow-on offering of Common Stock in February 1998, raising approximately $8.8 million, net of expenses. Prior to the initial and follow-on public offerings, the Company had financed its operations with cash from operations, capital leases, IRB and bank financing, and the private placement of equity securities. At September 30, 1998, the Company had $31.2 million in cash and cash equivalents and $33.1 million in working capital.

  Net cash provided by operating activities was $5.7 million and $9.5 million for the six months ended September 30, 1997 and 1998, respectively, primarily attributable to net income and depreciation.

  Net cash (used in) provided by investing activities was $(5.2) million and $9.0 million in the six months ended September 30, 1997 and 1998, respectively. Net cash used in investing activities was primarily attributable to the purchase of property, plant and equipment (including Cobalt 60) for the six months ended September 30, 1997. Net cash provided by investing activities was primarily attributable to the maturity of short term investments, partially offset by the purchase of property, plant and equipment and short term investments for the six months ended September 30, 1998.

  Net cash provided by financing activities was $23.2 million and $48,000 for six months ended September 30, 1997 and 1998, respectively. Net cash provided by financing activities for the six months ended September 30, 1997 was attributable to the issuance of common stock from the company's initial public offering in August 1997, and to a lesser extent the issuance of an IRB. These two financing activities were offset, in part, by the redemption of preferred stock, and the repayment of IRB and capital lease debt. Net cash provided by financing activities for the six months ended September 30, 1998 was attributable to the issuance of Common Stock under the Company's equity incentive and employee stock purchase plans, offset by repayments on Cobalt 60 financing.

  There were no noncash financing activities for the six months ended September 30, 1997 and 1998.

  The Company has a $3.5 million revolving line of credit with a bank that carries a variable interest rate (8.5% at September 30, 1998), collateralized by certain assets of the Company. The line of credit is payable on demand, and at September 30,1998, no amount was outstanding under this line of credit. The Company has never declared or paid dividends on its Common Stock and does not expect to pay dividends in the foreseeable future. The payment of cash dividends on the Company's Common Stock is limited by the terms of the Company's revolving line of credit.

  At September 30, 1998, the Company had $36.5 million in IRB financing which bears interest at market rates (either 3.6% or 3.8% at September 30, 1998). The IRBs are collateralized by certain assets of the Company and by letters of credit with a bank. The Company is able to issue $3.5 million of additional tax-free IRBs until it reaches the maximum aggregate tax-free IRB limit of $40.0 million. Thereafter, the Company will be required to obtain any additional financing through higher cost funding sources. See "Risk Factors -- Substantial Debt."

  The Company had capital expenditures of $4.6 million and $6.2 million for the six months ended September 30, 1997 and 1998, respectively. Capital expenditures made during the six months ended September 30, 1998 include the purchase of land in Gilroy, California, which will be the site of a new gamma irradiation facility, and the purchase of an irradiation processing facility in West Memphis, Arkansas, which the Company plans to renovate and install a MiniCell irradiation system. Additionally, the Company purchased Cobalt 60 to increase capacity at several of its existing facilities. The Company currently expects to make additional capital expenditures during the remainder of fiscal 1999. These expenditures will include, but are not limited to, the purchase of additional Cobalt 60, construction of new facilities and renovations to existing facilities. See "Notes to the Condensed Consolidated Financial Statements -- Subsequent Events" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

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


YEAR 2000 COMPLIANCE

  The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems, and other electronic systems such as telephone and security systems, will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

  Management has formed a committee to quantify, evaluate, recommend, and implement procedures to assure the Company's year 2000 readiness. Members of the committee are in the process of working with the Company's software and hardware vendors to assure that the Company is able to achieve year 2000 readiness. Also, included in the committee's scope is the compliance of customers and level one suppliers. Level one suppliers are defined as those critical to the Company's sterilization and irradiation processes. The committee will increase its scope, by the fiscal third quarter ended December 31, 1998, to include other significant third parties, such as telephone and security suppliers. The Committee will also initiate contingency plans for implementation in the event that the Company, its level one suppliers or significant third parties, fails to adequately address the year 2000 issue.

  The Company has completed its review of its financial reporting systems. It has already installed or will install upgraded software before the end of the current fiscal year, March 31, 1999. The total estimated cost to bring the financial reporting systems up to year 2000 compliance is $27,000 of which $8,000 has been expended as of September 30, 1998. In respect to the Company's other internal systems, a review is in process. As such, it is not presently possible to precisely quantify the overall cost to make these systems year 2000 ready. However, management does not anticipate that the Company will incur additional, significant operating expenses or be required to invest heavily in computer systems improvements to achieve year 2000 readiness. Significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance. Any year 2000 compliance problem of either the Company or its suppliers or customers could materially adversely affect the Company's business, results of operations and financial condition.


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

UNCERTAINTY OF EXPANSION IN ADVANCED APPLICATIONS MARKETS

  While the Company has traditionally focused primarily on the medical products market, it continues to increase its efforts in the advanced application contract sterilization and radiation processing market. The Company currently sterilizes a wide range of food ingredients and consumer products, including cosmetics, semiconductors, gemstones, spices and herbs. The Company also processes various industrial compounds and other materials using both Gamma and E-Beam technologies. Many of the advanced application markets for Gamma sterilization and processing are new and emerging, and there can be no assurance that any of these markets will develop at the anticipated rate, if at all.

  Approval for the irradiation of food products is regulated by the FDA and the USDA. While the FDA has approved radiation for the processing of a variety of foods, including pork, poultry and fresh fruits and vegetables, only limited commercial sales of irradiated food have taken place. In December 1997, the FDA approved radiation for the processing of red meat, meat byproducts and food products in order to eliminate E. coli and other harmful foodborne pathogens. However, before irradiated red meat can be sold commercially, the USDA must set certain minimum standards for processors to follow. The USDA is currently reviewing the issue and is expected to set such standards by the end of calendar 1998, although there can be no assurance it will do so. In addition, current FDA rules and regulations require the labeling of any retail food product that is irradiated, and to date, there has been significant consumer resistance to irradiated food. The irradiation of red meat could also result in an increase in the cost of such products to a level which may be unacceptable to most consumers. As a result, there can be no assurance that sterilization of fresh food products will gain public acceptance or will ultimately prove commercially feasible in the United States or that the Company would undertake to expand its irradiation activities to include red meat. To the extent that the Company seeks to take advantage of future opportunities in this market, such activities would require significant changes in the Company's processing techniques, including the redesign of facilities and the addition of refrigeration capabilities. Furthermore, to accommodate the perishable nature of red meat and the high processing volume that may result from the commercial irradiation of red meat, the Company could be required to expend significant capital to build specially equipped processing facilities near customer facilities.

RISKS RELATED TO GEOGRAPHIC EXPANSION USING THE MINICELL

  A key element of the Company's strategy is to expand geographically into smaller regional markets and internationally using the MiniCell. The Company recently announced plans to install its MiniCell in three locations, West Memphis, Arkansas, Franklin Township, New Jersey, and Laem Chaebang, Thailand . There can be no assurance that manufacturers in these markets, or any other markets will use the Company's facilities, that such manufacturers will pay higher sterilization prices in exchange for lower transportation costs and a decrease in turn-around time or that the Company will receive enough volume of product to operate such facilities on a profitable basis. In addition, many manufacturers in these smaller markets currently use EtO to sterilize their products and would need to convert their products to Gamma. Failure of the Company to successfully introduce and operate MiniCells in these new markets could materially adversely affect the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

  If in the future, the Company is successful in expanding into international markets either through the use of its MiniCell(TM) or otherwise, it will be subject to a number of risks related to foreign operations, including fluctuations in currency exchange rates, political and economic conditions in various jurisdictions, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer accounts receivable payment cycles and potentially adverse tax consequences. Currency exchange fluctuations in countries in which the Company conducted operations historically have had, and in the future could have, a material adverse effect on the Company's business, operating results or financial condition by resulting in pricing levels that are not competitive or expense levels that adversely impact profitability.

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

DEPENDENCE ON GAMMA TECHNOLOGY

  Historically, the Company has performed all of its sterilization and radiation processing services using Gamma radiation. Because of its reliance on Gamma technology, a decline in the demand for, or the pricing of, Gamma services would have a material adverse effect on the Company's business, financial condition and results of operations. To remain competitive, the Company may also need to respond quickly to technological changes and innovations in the sterilization and radiation processing market, including changes in the technologies used to perform sterilization or radiation processing services that could render Gamma obsolete or noncompetitive. The Company is also dependent upon continued consumer acceptance of the Gamma sterilization of medical products and the ongoing conversion of products from EtO to Gamma sterilization. There can be no assurance that such conversion will occur at the rate anticipated by the Company. Failure by the Company to quickly and effectively respond to changes in the sterilization and radiation processing market, including the development of new technologies, or a significant increase in consumer resistance to products sterilized by Gamma, could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Competition."

RISKS ASSOCIATED WITH EXPANSION IN E-BEAM TECHNOLOGY

  From time to time the Company may expand its E-Beam business through acquisition or by building new facilities. There can be no assurance that the Company will be able to effectively expand the operations of the E-Beam business. The failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, any significant diversion of management resources required in connection with the expansion of the E-Beam business could have a material adverse effect upon the Company's business, financial condition and results of operations.

SUBSTANTIAL DEBT

  As of September 30, 1998, the Company's total consolidated liabilities were $61.3 million, of which $41.8 million represent long-term debt (including current portion), its total consolidated assets were $135.8 million and its total stockholders' equity was $74.5 million. The Company's substantial level of debt presents the risk that the Company might not generate sufficient cash to service the Company's indebtedness, including its IRBs, or that its debt level could limit its ability to finance an acquisition and develop additional projects, to compete effectively or to operate successfully under adverse economic conditions. As of September 30, 1998, the Company had $36.5 million of tax-free IRBs outstanding with variable interest rates as of September 30, 1998 of either 3.6% or 3.8%. Under federal regulations, the maximum aggregate amount of tax-free IRBs that the Company may issue is $40.0 million. Once the Company has issued the maximum amount of tax-free IRBs, it will be required to obtain any additional financing through higher cost funding sources. Each of the Company's IRBs is collateralized by certain assets of the Company. The Company is also required, under certain IRB agreements, to maintain cash reserves in the amount of the bond interest payments due within one year. As a result, such cash is not available to the Company for working capital or other purposes.

RISKS RELATED TO GOVERNMENT REGULATION AND STANDARDS COMPLIANCE

  The Company's business is subject to various federal, state and local laws, regulations, agency actions and court decisions. Although the Company believes it has received all licenses and permits necessary to conduct its current sterilization business, there can be no assurance that the Company will not be found in violation of applicable requirements or that governmental bodies will not seek to impose regulatory requirements not now anticipated on the Company and its business. In addition, the long-ter course of regulatory policy cannot be predicted and, there can be no assurance that laws and regulations will not be applied in a manner that adversely affects the Company. The imposition of such regulatory requirements could force the Company to alter or cease operations of its facilities and could otherwise have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Under the Asset Agreement, RTI retained ownership of the Rockaway Property and all associated environmental liabilities as of the closing date. RTI agreed to indemnify and hold the Company harmless from and against any and all claims which may arise directly or indirectly from any use or release of hazardous substances on or under the leased premises as of the closing date. In addition, the Company obtained a letter from the NJDEP stating that the NJDEP will not institute either judicial or administrative civil proceedings against the Company for any discharge, deposit, release or disposal of hazardous substances or pollutants existing at the

Rockaway Property, emanating therefrom, or occurring before the closing. However, the Company is required by the NJDEP to maintain a standby letter of credit in the amount of $500,000, contingent upon the continued clean up efforts required of RTI. The required amount of the letter of credit decreases over the life of the leasehold interest, and/or as the NJDEP requires. As of August 8, 1998 the required letter of credit amount was reduced to $460,000 as allowed for in the agreement. The Company believes, based on present information available to it, including the indemnification from RTI, the ACO among RTI, Thiokol and the NJDEP, and the NJDEP's letter stating that it will not seek recovery or remediation costs from the Company for contamination that predates the purchase of RTI's assets, that it does not face any significant environmental liability with respect to the Rockaway Property. However, there can be no assurance that the Company will not be subject to environmental liability relating to the remediation of the Rockaway Property or liability for losses suffered by adjacent property owners or other third parties, and such liability could have a material adverse effect on its business, financial condition or results of operations.

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

MANAGING GROWTH; RECENT AND POTENTIAL ACQUISITIONS

  The Company continues to experience periods of revenue growth and an expansion in the number of its employees, the scope of its operating and financial systems and the geographic area of its operations. This growth and expansion has resulted in and may continue to result in new and increased responsibilities for management personnel and has placed additional demands upon the Company's management, operating and financial systems and resources. In order to successfully integrate its expanded operations and to manage future growth, if any, the Company will be required to implement new and expanded business and financial systems, procedures and controls, and to upgrade its other internal management systems. There can be no assurance that the Company's systems, procedures, controls and staffing will be successfully managed or will be adequate to successfully support the Company's operations. Failure to manage any future growth properly would have a material adverse effect on the Company's business, financial condition and results of operations.

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

  The Company has received an inquiry from the Software Publishers Association (the "SPA") regarding an alleged failure to obtain proper licenses for certain third party software. The Company continues in its discussions with the SPA and, while there can be no assurance, the Company does not believe that the resolution of this matter will have a material adverse effect on its financial condition or operating results.

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - NOT APPLICABLE

                           PART II: OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS -- NOT APPLICABLE



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        The effective date of the registration statement for the Company's initial public offering, filed on Form S-1 under the Securities Act of 1933 (File No. 333-30047), was August 13, 1997 (the "IPO Registration Statement"). The class of securities registered was Common Stock. The offering commenced on August 13, 1997 and all securities offered were sold in the offering. The managing underwriters for the offering were PaineWebber Incorporated, Piper Jaffray Inc. and Wheat First Butcher Singer.

        Pursuant to the IPO Registration Statement, the Company sold 2,000,000 shares of its Common Stock for an aggregate offering price of $24.0 million.

        The Company incurred expenses of approximately $2.6 million of which approximately $1.7 million represented underwriting discounts and commission and approximately $0.9 million represented other expenses related to the offering. The net offering proceeds to the Company after total expenses were $21.4 million.

        The Company used approximately $1.1 million on land and building purchases, $4.2 million on the purchase of Cobalt and $5 million on the acquisition of certain assets of the Nicolet Electron Services of ThermoSpectra Corporation. The remaining net proceeds have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the prospectus.

        The effective date of the registration statement for the Company's follow-on public offering, filed on Form S-1 under the Securities Act of 1933 (File No. 333-45563), was February 26, 1998 (the "Follow-On Registration Statement"). The class of securities registered was Common Stock. The offering commenced on February 26, 1998 and all securities were sold in the offering. The managing underwriters for the offering were PaineWebber Incorporated and Piper Jaffray Inc.

        Pursuant to the Follow-On Registration Statement, the Company sold 575,000 shares of its Common Stock for an aggregate offering price of $9.8 million. Also pursuant to the Follow-On Registration Statement, certain selling stockholders sold 1,425,000 shares of Common Stock of the Company for an aggregate offering price of $24.2 million.

        The Company incurred expenses of approximately $2.4 million of which approximately $1.9 million represented underwriting discounts and commission and approximately $0.5 million represented other expenses related to the offering. The net offering proceeds to the Company and the selling shareholders after total expenses were $9.2 million and $22.9 million, respectively.


        All net proceeds have been invested in cash, cash equivalents and short-term investments. The use of proceeds from the offering does not represent a material change in the use of the proceeds described in the prospectus.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES -- NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Shareholders was held on August 5, 1998 in Pleasanton, California. Of the 7,721,846 shares outstanding as of the record date, 6,731,219 shares were present or represented by proxy at the meeting. The following matters were submitted to a vote of security holders:

(1)     To elect the following to serve as Directors of the Company:

                                 Votes For           Votes Abstaining
James F. Clouser                 6,730,345           874
Charles W. King, Jr.             6,730,345           874
Frederick J. Reugsegger          6,730,345           874
James R. Yarter                  6,730,345           874

(2) To ratify the Company's appointment of Ernst & Young LLP as independent accountants for the Company for the fiscal year ending March 31, 1999.

        Votes for: 6,722,203
        Votes against: 1,520
        Votes abstaining: 7,496



ITEM 5. OTHER INFORMATION

    Proposals of stockholders intended to be presented at the Company's 1999 annual meeting of stockholders must be received at the Company's principal executive offices not later than April 6, 1999 in order to be included in the Company's proxy statement and form of proxy relating to the 1999 annual meeting. Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 1999 annual meeting of stockholders does not notify the Company of such proposal on or prior to April 6, 1999, then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 1999 proxy statement. The Company currently believes that the 1999 annual meeting of stockholders will be held during the first week of August 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

        The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.


(b) REPORTS ON FORM 8-K.

        There were no reports filed during the quarterly period ending September 30, 1998.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




November 16, 1998                            /s/  Thomas J. Balutis
----------------------------------     -----------------------------------------
Date                                              Thomas J. Balutis,
                                            Vice President of Finance and
                                               Chief Financial Officer
                                            (Principal Financial Officer)


November 16, 1998                           /s/  Carole-Lynn S. Glass
----------------------------------     -----------------------------------------
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

10.1++      Form of Indemnification Agreement.

10.2++      Second Amended and Restated 1986 Stock Option Plan.

10.3++      1997 Equity Incentive Plan.

10.4++      1997 Employee Stock Purchase Plan.

10.5++      Trinity River Industrial Development Authority Variable Rate Demand
            Industrial Development Revenue Bond Series 1985A ($2,150,000)-- Loan
            Agreement.

10.6++      Trinity River Industrial Development Authority Variable Rate Demand
            Industrial Development Revenue Bond Series 1985B ($2,450,000)-- Loan
            Agreement.

10.7++      Trinity River Industrial Development Authority Variable Rate Demand
            Industrial Development Revenue Bond Series 1985A ($2,150,000)--
            Trust Indenture Agreement.

10.8++      Trinity River Industrial Development Authority Variable Rate Demand
            Industrial Development Revenue Bond Series 1985B ($2,450,000)--
            Trust Indenture Agreement.

10.9++      Trinity River Industrial Development Authority Variable Rate Demand
            Industrial Development Revenue Bond-- Bond Purchase Agreement.

10.10++     Trinity River Industrial Development Authority Variable Rate Demand
            Industrial Development Revenue Bond Series 1985A ($2,150,000)--
            Reimbursement Agreement.

10.11++     Trinity River Industrial Development Authority Variable Rate Demand
            Industrial Development Revenue Bond Series 1985B ($2,450,000)--
            Reimbursement Agreement.

10.12++     Trinity River Industrial Development Authority Variable Rate Demand
            Industrial Development Revenue Bond Series 1985A ($2,150,000)--
            Letter of Credit.

10.13++     Trinity River Industrial Development Authority Variable Rate Demand
            Industrial Development Revenue Bond Series 1985B ($2,450,000)--
            Letter of Credit.

10.14++     Trinity River Industrial Development Authority Variable Rate Demand
            Industrial Development Revenue Bond Series 1985A ($2,150,000)--
            Intercreditor Agreement.

10.15++     Trinity River Industrial Development Authority Variable Rate Demand
            Industrial Development Revenue Bond Series 1985B ($2,450,000)--
            Intercreditor Agreement.

10.16++     Trinity River Industrial Development Authority Variable Rate Demand
            Industrial Development Revenue Bond Series 1985A ($2,150,000)--
            Pledge and Security Agreement.

10.17++     Trinity River Industrial Development Authority Variable Rate Demand
            Industrial Development Revenue Bond Series 1985B ($2,450,000)--
            Pledge and Security Agreement.

10.18++     Trinity River Industrial Development Authority Variable Rate Demand
            Industrial Development Revenue Bond-- General Continuing Guarantee.

10.19++     Trinity River Industrial Development Authority Variable Rate Demand
            Industrial Development Revenue Bond-- Company Security Agreement.

10.20++     Trinity River Industrial Development Authority Variable Rate Demand
            Industrial Development Revenue Bond-- Guaranty Security Agreement.

10.21++     County of Delaware, Ohio Variable Rate Demand Industrial Development
            Revenue Bonds ($4,900,000)-- Loan Agreement.

10.22++     County of Delaware, Ohio Variable Rate Demand Industrial Development
            Revenue Bonds ($4,900,000)-- Trust Agreement.

10.23++     County of Delaware, Ohio Variable Rate Demand Industrial Development
            Revenue Bonds ($4,900,000)-- Letter of Credit Agreement.

10.24++     County of Delaware, Ohio Variable Rate Demand Industrial Development
            Revenue Bonds ($4,900,000)-- General Continuing Guaranty.

10.25++     County of Delaware, Ohio Variable Rate Demand Industrial Development
            Revenue Bonds ($4,900,000)-- Pledge and Security Agreement.

10.26++     County of Delaware, Ohio Variable Rate Demand Industrial Development
            Revenue Bonds ($4,900,000)--

            Bond Purchase Agreement.

10.27++     Mecklenburg County Industrial Facilities and Pollution Control
            Financing Authority Industrial Development Revenue Bonds Series 1996
            ($9,000,000)-- Indenture of Trust.

10.28++     Mecklenburg County Industrial Facilities and Pollution Control
            Financing Authority Industrial Development Revenue Bonds Series 1996
            ($9,000,000)-- Loan Agreement.

10.29++     Mecklenburg County Industrial Facilities and Pollution Control
            Financing Authority Industrial Development Revenue Bonds Series 1996
            ($9,000,000)-- Reimbursement Agreement.

10.30++     Mecklenburg County Industrial Facilities and Pollution Control
            Financing Authority Industrial Development Revenue Bonds Series 1996
            ($9,000,000)-- Letter of Credit Agreement.

10.31++     Mecklenburg County Industrial Facilities and Pollution Control
            Financing Authority Industrial Development Revenue Bonds Series 1996
            ($9,000,000)-- Pledge and Security Agreement.

10.33++     Development Authority of DeKalb County Variable Rate Demand
            Industrial Development Revenue Bonds, Series 1985 ($5,250,000)--
            Bond Purchase Agreement.

10.34++     Development Authority of DeKalb County Variable Rate Demand
            Industrial Development Revenue Bonds, Series 1985 ($5,250,000)--
            Loan Agreement.

10.35++     Development Authority of DeKalb County Variable Rate Demand
            Industrial Development Revenue Bonds, Series 1985 ($5,250,000)--
            Trust Indenture.

10.36++     Development Authority of DeKalb County Variable Rate Demand
            Industrial Development Revenue Bonds, Series 1985 ($5,250,000)--
            Letter of Credit Agreement.

10.37++     Development Authority of DeKalb County Variable Rate Demand
            Industrial Development Revenue Bonds, Series 1985 ($5,250,000)--
            Pledge and Security Agreement.

10.38++     Development Authority of DeKalb County Variable Rate Demand
            Industrial Development Revenue Bonds, Series 1985 ($5,250,000)--
            Letter of Credit.

10.39++     Development Authority of DeKalb County Variable Rate Demand
            Industrial Development Revenue Bonds, Series 1985 ($5,250,000)--
            Security Agreement.

10.40++     Development Authority of DeKalb County Variable Rate Demand
            Industrial Development Revenue Bonds, Series 1985 ($5,250,000)--
            Agreement Re: Letter of Credit and Assignment of Collateral.

10.41++     Village of Gurnee, Illinois Industrial Development Revenue Bonds,
            Series 1996 ($7,750,000)-- Loan Agreement.

10.42++     Village of Gurnee, Illinois Industrial Development Revenue Bonds,
            Series 1996 ($7,750,000)-- Indenture of Trust.

10.43++     Village of Gurnee, Illinois Industrial Development Revenue Bonds,
            Series 1996 ($7,750,000)-- Reimbursement Agreement.

10.44++     Village of Gurnee, Illinois Industrial Development Revenue Bonds,
            Series 1996 ($7,750,000)-- Letter of Credit.

10.45++     Village of Gurnee, Illinois Industrial Development Revenue Bonds,
            Series 1996 ($7,750,000)-- Intercreditor Agreement.

10.46++     Village of Gurnee, Illinois Industrial Development Revenue Bonds,
            Series 1996 ($7,750,000)-- Pledge and Security Agreement.

10.47++     Village of Gurnee, Illinois Industrial Development Revenue Bonds,
            Series 1996 ($7,750,000)-- Placement and Remarketing Agreement.

10.48++     City of Salem Municipal Port Authority, Port Development Revenue
            Bonds, Series of 1984 ($2,500,000)-- Bond Purchase Agreement.

10.50++     City of Salem Municipal Port Authority, Port Development Revenue
            Bonds, Series of 1984 ($2,500,000)-- Letter of Credit Agreement.

10.51++     City of Salem Municipal Port Authority, Port Development Revenue
            Bonds, Series of 1984 ($2,500,000)-- Pledge and Security Agreement.

10.53++     City of Salem Municipal Port Authority, Port Development Revenue
            Bonds, Series of 1984 ($2,500,000)-- Trust Indenture.

10.54++     City of Salem Municipal Port Authority, Port Development Revenue
            Bonds, Series of 1984 ($2,500,000)-- Sublease and Security
            Agreement.

10.55++     City of Salem Municipal Port Authority, Port Development Revenue
            Bonds, Series of 1984 ($2,500,000)-- Irrevocable Letter of Credit.

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

27.1****    Financial Data Schedule.


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

*** Incorporated by reference from the exhibit of the same number in the Registrant's SEC filing on Form 10-Q as filed with the SEC on August 7, 1998.

****    Included with this filing.

        (b)     Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998