Form 10-Q
period 1998-12-31
STERIGENICS INTERNATIONAL INC
filed 1999-02-16
CIK 1009988

===============================================================================


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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                        COMMISSION FILE NUMBER 000-22909

                                 ---------------

                         STERIGENICS INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                              95-3323502
      (STATE OF OTHER JURISDICTION OF                I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)             IDENTIFICATION NUMBER

       4020 CLIPPER COURT, FREMONT, CA                  94538-6540
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

                                 YES [X] NO [ ]

   Indicate number of shares outstanding of each of the issuer's classes of common stock, at the latest practicable date:

            CLASS               OUTSTANDING AS OF JANUARY 29, 1999:
            -----               -----------------------------------
         Common Stock                        7,995,111


===============================================================================

                         STERIGENICS INTERNATIONAL, INC.

                                      INDEX

                                                                                     PAGE NO.
                                                                                     --------
PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements
            Condensed Consolidated Balance Sheets as of March 31, 1998 and
            December 31, 1998........................................................     3
            Condensed Consolidated Statements of Operations for the Three Months
            and Nine Months Ended December 31, 1997 and 1998.........................     4
            Condensed Consolidated Statements of Cash Flows for the Nine
            Months Ended December 31, 1997 and 1998..................................     5
            Notes to Condensed Consolidated Financial Statements.....................     6
Item 2.     Management's Discussion and Analysis of Results of Operations and
            Financial Condition......................................................     8
Item 3.     Quantitative and Qualitative Disclosures About Market Risk ..............    22


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings........................................................    23
Item 2.     Changes in Securities and Use of Proceeds................................    23
Item 3.     Defaults Upon Senior Securities..........................................    23
Item 4.     Submission of Matters to a Vote of Security Holders......................    23
Item 5.     Other Information........................................................    23
Item 6.     Exhibits and Reports on Form 8-K.........................................    24

Signatures..........................................................................     25



                         STERIGENICS INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1998
                           (IN THOUSANDS, EXCEPT SHARE
                               AND PER SHARE DATA)
                                   (UNAUDITED)

                                     ASSETS

                                                          MARCH 31,     DECEMBER 31,
                                                           1998(1)          1998
                                                          ---------     ------------
Current assets:
  Cash and cash equivalents:
    Unrestricted .....................................   $  11,691       $  32,639
    Restricted .......................................         969           1,002
  Short-term investments .............................      19,257              --
  Accounts receivable, net of allowance of $218 and
    $205 at March 31, 1998 and December 31, 1998 .....       6,165           5,945
  Prepaid expenses and other current assets ..........       1,158           1,212
  Deferred income taxes ..............................       1,676           1,676
                                                         ---------       ---------
Total current assets .................................      40,916          42,474
Property, plant and equipment, net ...................      81,705          84,798
Other assets .........................................       8,054           7,522
                                                         ---------       ---------
         Total assets ................................   $ 130,675       $ 134,794
                                                         =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................   $   1,035       $     629
  Accrued liabilities ................................       5,039           4,859
  Income taxes payable ...............................       1,684           4,582
  Current portion of capital lease obligations .......       2,873             176
  Current portion of long-term debt                            500             930
                                                         ---------       ---------
Total current liabilities ............................      11,131          11,176
Capital lease obligations, less current portion ......       3,266             407
Long-term debt, less current portion .................      36,000          35,570
Deferred income taxes ................................      10,587          10,587
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $0.001 par value:
    Authorized shares -- 1,000,000
    Issued and outstanding shares -- none ............          --              --
  Common Stock, $0.001 par value:
    Authorized shares -- 15,000,000
    Issued and outstanding shares -- 7,681,323 at
      March 31, 1998 and 7,925,775 at
      December 31, 1998 ..............................           7               8

  Additional paid-in capital .........................      48,090          49,632
  Notes receivable from sale of Common Stock to
    employees ........................................         (49)             --
  Retained earnings ..................................      21,643          27,414
                                                         ---------       ---------
Total stockholders' equity ...........................      69,691          77,054
                                                         ---------       ---------
         Total liabilities and stockholders' equity ..   $ 130,675       $ 134,794
                                                         =========       =========

---------------------

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

                         STERIGENICS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         DECEMBER 31,                 DECEMBER 31,
                                                  -----------------------       -----------------------
                                                    1997           1998           1997           1998
                                                  --------       --------       --------       --------
Revenues ...................................      $ 11,849       $ 13,432       $ 33,871       $ 40,798
Cost of revenues ...........................         6,323          6,805         18,019         20,660
                                                  --------       --------       --------       --------
                                                     5,526          6,627         15,852         20,138
Costs and expenses:
  General and administrative ...............         1,788          2,103          5,048          6,511
  Marketing and selling ....................           851            956          2,533          2,935
  Research, development and engineering ....           308            298            914            953
                                                  --------       --------       --------       --------
                                                     2,947          3,357          8,495         10,399
                                                  --------       --------       --------       --------
Income from operations .....................         2,579          3,270          7,357          9,739
Other income (expense):
  Interest income ..........................           336            435            540          1,394
  Interest expense .........................          (651)          (516)        (1,908)        (1,693)
  Other income .............................             3             14             32             77
                                                  --------       --------       --------       --------
Income before provision for income taxes ...         2,267          3,203          6,021          9,517
Provision for income taxes .................           884          1,265          2,356          3,746
                                                  --------       --------       --------       --------
Net income .................................      $  1,383       $  1,938       $  3,665       $  5,771
                                                  ========       ========       ========       ========

Pro forma basic net income per share .......      $   0.20             --       $   0.63             --
Basic net income per share .................            --       $   0.25             --       $   0.74
                                                                 ========                      ========
Shares used in computing pro forma basic net
 income ....................................         6,833             --          5,846             --
                                                  ========                      ========
Shares used in computing basic net income
 per share .................................            --          7,882             --          7,774
                                                                 ========                      ========
Diluted net income per share ...............      $   0.18       $   0.23       $   0.58       $   0.69
                                                  ========       ========       ========       ========
Shares used in computing diluted net income
 per share .................................         7,513          8,433          6,350          8,360
                                                  ========       ========       ========       ========

     See accompanying notes to condensed consolidated financial statements.

                         STERIGENICS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                         NINE MONTHS ENDED DECEMBER 31,
                                                         ------------------------------
                                                              1997           1998
                                                            --------       --------
OPERATING ACTIVITIES:
Cash flows from operating activities:
  Net income .........................................      $  3,665       $  5,771
  Reconciliation to net cash provided by operating
     activities:
     Depreciation ....................................         7,007          7,477
     Amortization ....................................            77            228
     Changes in assets and liabilities:
       Accounts receivable ...........................          (711)           220
       Prepaid expenses and other current assets .....           (97)            (5)
       Accounts payable and accrued liabilities ......         1,635          2,312
                                                            --------       --------
Net cash provided by operating activities ............        11,576         16,003
INVESTING ACTIVITIES:
Purchases of property, plant and equipment ...........        (7,589)       (10,570)
Acquisition of certain assets of Nicolet .............        (5,001)            --
Purchases of short term investments ..................            --         (3,075)
Maturities of short term investments .................            --         22,332
Other assets .........................................        (1,058)           304
                                                            --------       --------
Net cash (used in) provided by investing activities ..       (13,648)         8,991
FINANCING ACTIVITIES:
Issuance of Common Stock .............................        21,429          1,543
Redemption of Preferred Stock ........................        (1,500)            --
Borrowings under industrial revenue bonds ............         5,000             --
Borrowings under term loan and line of credit ........           700             --
Repayments on term loan, line of credit, industrial
  revenue bonds and capital leases ...................        (3,331)        (5,556)
Increase in restricted cash ..........................           (15)           (33)
                                                            --------       --------
Net cash provided by (used in) financing activities ..        22,283         (4,046)
                                                            --------       --------
Net increase in unrestricted cash and cash
  equivalents ........................................        20,211         20,948
Unrestricted cash and cash equivalents at beginning of
  period .............................................         1,072         11,691
                                                            --------       --------
Unrestricted cash and cash equivalents at end of
  period .............................................      $ 21,283       $ 32,639
                                                            ========       ========
NONCASH FINANCING ACTIVITIES:
Common stock issued in connection with acquisition
 of Nicolet ..........................................      $  2,063       $     --







     See accompanying notes to condensed consolidated financial statements.

                         STERIGENICS INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


I. Basis of Presentation

   The accompanying condensed consolidated financial statements include the accounts of SteriGenics International, Inc. ("SteriGenics" or the "Company") and its wholly owned subsidiaries, SteriGenics East Corporation, SteriGenics International Holding Corporation and RSI Leasing, Inc. All significant intercompany accounts and transactions have been eliminated.

      The accompanying interim unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. All adjustments (which included only normal recurring accruals) necessary to present fairly the Company's financial position and results as of and for the periods indicated have been recorded. These financial statements should be read in conjunction with the financial statements and notes included as part of the Company's annual report on Form 10-K. Results for the quarter ended December 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

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

   Except as noted below, basic net income per share is computed using the weighted average number of shares of Common Stock outstanding. Pro forma basic net income per share is calculated as for basic net income per share, but assumes conversion of all convertible Preferred Stock which converted automatically upon the Company's initial public offering, even if antidilutive. Diluted net income per share includes potential common shares, when dilutive, from stock options (using the treasury stock method) and from convertible Preferred Stock (using the if-converted method).

   The following table sets forth the computation of basic, pro forma basic and diluted net income per share:

                                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                                              DECEMBER 31,           DECEMBER 31,
                                                         ---------------------  ---------------------
                                                         (IN THOUSANDS, EXCEPT  (IN THOUSANDS, EXCEPT
                                                           EARNINGS PER SHARE)    EARNINGS PER SHARE)
                                                           1997        1998        1997        1998
                                                          ------      ------      ------      ------
Numerator for basic and diluted:
  Net income ..........................................   $1,383      $1,938      $3,665      $5,771
                                                          ======      ======      ======      ======
Denominator:
  Weighted average common shares outstanding ..........    6,833       7,882       4,944       7,774
  Shares related to SEC Staff Accounting Bulletins ....       --          --          16          --
                                                                      ------                  ------
Denominator for basic net income per share ............       --       7,882          --       7,774
Conversion of Preferred Stock (pro forma) .............       --          --         886          --
                                                          ------                  ------
Denominator for pro forma basic net income per share ..    6,833          --       5,846          --
Stock options .........................................      680         551         504         586
                                                          ------      ------      ------      ------
Denominator for diluted net income per share ..........    7,513       8,433       6,350       8,360
                                                          ======      ======      ======      ======
Basic net income per share ............................               $ 0.25                  $ 0.74
                                                                      ======                  ======
Pro forma basic net income per share ..................   $ 0.20                  $ 0.63
                                                          ======                  ======
Diluted net income per share ..........................   $ 0.18      $ 0.23      $ 0.58      $ 0.69
                                                          ======      ======      ======      ======


V.  New Accounting Pronouncements

   In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130") and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131"). FAS 130 establishes rules for reporting and displaying comprehensive income. FAS 131 will require the Company to use the "management approach" in disclosing segment information. Both statements are effective for the Company during fiscal 1999. The Company believes that the adoption of either FAS 130 or FAS 131 will not have a material impact on the Company's results of operations, cash flows or financial position. Comprehensive income for the three and nine months ended December 31, 1997 and 1998 approximates actual net income in those periods.

   In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The statement will be effective for the Company in fiscal 2001. The Company has not yet determined the effect, if any, of adopting the new standard.

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

   The Company has recently announced plans to add four new facilities by the end of calendar 1999. On September 21, 1998, the Company announced a new MiniCell(TM) facility located in Somerset, New Jersey. While the new location represents the Company's third irradiation processing facility located in the northeast, it is the Company's first designed to service the region's medical device community. The Company expects the facility to be operational by the end of the first calendar quarter of 1999. On October 13, 1998, the Company announced plans to construct a gamma irradiation facility in Gilroy, California. The Gilroy facility will be dedicated to servicing the Company's advanced applications market and will feature a customized material handling system and it's new (OMEGA)megaCell(TM) irradiation processing system. The (OMEGA)megaCell(TM), a continuous pallet-type irradiator, is the Company's newest irradiation design. The Company expects operations to commence by the end of the third calendar quarter of 1999. On October 30, 1998 the Company purchased land and a building in West Memphis, Arkansas. The former irradiation facility was purchased from Stericycle, Inc. (Nasdaq: SRCL). The Company plans to renovate the existing structure and install the Company's MiniCell(TM) irradiation system. This facility will service the medical applications market and is expected to begin operations by the end of the fourth calendar quarter of 1999. On December 7, 1998, the Company entered into an agreement to purchase land and a building in Laem Chaebang, Thailand. The Company intends to build an irradiation complex that will offer both gamma and electron beam technologies. The Company expects operations to commence by the end of the second calendar quarter of 1999. While the Company expects each of these facilities to be operational as noted, there can be no assurance that there will be no unforeseen delays.

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

   The Company's cost of revenues is comprised primarily of: the depreciation of Cobalt 60; facilities and equipment; direct labor costs; facilities rental; and costs associated with facility quality assurance personnel. Since Cobalt 60 represents a significant portion of the Company's cost of revenues, Cobalt 60 efficiency and utilization are key determinants of the Company's gross margin. Cobalt 60 is amortized using an accelerated method (approximately 12.3% of net book value per year), which corresponds to its natural decay rate. As the Company periodically increases its installed capacity of Cobalt 60 in existing facilities, or when it opens a new facility, it typically has excess capacity for some period of time, which can adversely affect gross margin. Correspondingly, once a facility reaches its break-even point for a given amount of Cobalt 60, there are relatively low costs associated with incremental revenues until such time as the amount of Cobalt 60 is increased. The Company's gross margin is also affected by the mix of standard services and higher margin premium services such as ExCell, GammaSTAT, ElectroSTAT and SteriPro.

   The following table provides a breakdown of the Company's consolidated statements of operations on a percentage of revenues basis for the periods indicated:

                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       DECEMBER 31,              DECEMBER  31,
                                                   -------------------       ------------------
                                                    1997         1998         1997         1998
                                                    ----         ----         ----         ----
Revenues ....................................      100.0%       100.0%       100.0%       100.0%
Cost of revenues ............................       53.4         50.7         53.2         50.6
                                                   -----        -----        -----        -----
                                                    46.6         49.3         46.8         49.4
Costs and expenses:
  General and administrative ................       15.1         15.7         14.9         16.0
  Marketing and selling .....................        7.2          7.1          7.5          7.2
  Research, development and engineering......        2.6          2.2          2.7          2.3
                                                   -----        -----        -----        -----
                                                    24.9         25.0         25.1         25.5
                                                   -----        -----        -----        -----
Income from operations ......................       21.7         24.3         21.7         23.9
Other income (expense):
  Interest income ...........................        2.8          3.2          1.6          3.4
  Interest expense, net .....................       (5.5)        (3.8)        (5.6)        (4.1)
  Other income ..............................        0.1          0.1          0.1          0.1
                                                   -----        -----        -----        -----
Income before provision for income taxes            19.1         23.8         17.8         23.3
Provision for income taxes ..................        7.4          9.4          7.0          9.2
                                                   -----        -----        -----        -----
Net income ..................................       11.7%        14.4%        10.8%        14.1%
                                                   =====        =====        =====        =====


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 AND 1998

   Revenues: Revenues increased 13.4% from $11.8 million for the three months ended December 31, 1997 to $13.4 million for the three months ended December 31, 1998. The increase is primarily attributable to facilities that were either new or not in place during the three months ended December 31, 1997. The Hayward, California, facility was newly operational, and the San Diego, California E-Beam facility was not in place for the three months ended December 31, 1997, and therefore had significantly less and no revenue, respectively, in the three months ended December 31, 1997 as compared with the same period ended December 31, 1998. The increase is secondarily attributable to increased sales from existing facilities, resulting from a combination of increased quantity of product processed, price increases, and an increase in the sale of premium services.

   Cost of Revenues: Cost of revenues increased 7.6% from $6.3 million for the three months ended December 31, 1997 to $6.8 million for the three months ended December 31, 1998. Gross margin increased from 46.6% for the three months ended December 31, 1997 to 49.3% for the same period ended December 31, 1998. The increase in gross margin is primarily attributable to greater utilization of the Company's existing facilities which enabled the Company to leverage the fixed costs associated with such facilities, offset in part by the increase in installed Cobalt 60. In addition, the Company realized a higher percentage of revenue attributable to premium services in the three months ended December 31, 1998.

   General and Administrative: General and administrative expenses increased 17.6% from $1.8 million for the three months ended December 31, 1997 to $2.1 million for the three months ended December 31, 1998. As a percentage of revenue, these expenses increased from 15.1% to 15.7% for the three months ended December 31, 1997 and 1998, respectively. The increase in both absolute dollars and as a percentage of revenue is primarily attributable to the increase in corporate overhead, including the cost of automation and maintenance of information systems, and the addition of personnel at both the facility level, primarily as a result of new facilities, and corporate level.


   Marketing and Selling: Marketing and selling expenses increased 12.3% from $851,000 for the three months ended December 31, 1997 to $956,000 for the three months ended December 31, 1998. As a percentage of revenue, these expenses decreased slightly from 7.2% for the three months ended December 31, 1997 to 7.1% for the three months ended December 31, 1998. The increase in absolute dollars is attributable to the addition of marketing and sales personnel at the facility and corporate level as well as increased travel, professional and marketing costs.


   Research, Development and Engineering: Research, development and engineering expenses decreased 3.2% from $308,000 for the three months ended December 31, 1997 to $298,000 for the three months ended December 31, 1998. As a percentage of revenue, these expenses decreased from 2.6% for the three months ended December 31, 1997 to 2.2% for the three months ended December 31, 1998. The slight decrease in absolute dollars, and as a percentage of revenue, is attributable to lower travel, professional fees, and depreciation of fixed assets used in research and development


   Interest Income: Interest income increased 29.5% from $336,000 for the three months ended December 31, 1997 to $435,000 for the three months ended December 31, 1998. As a percentage of revenues, interest income increased from 2.8% for the three months ended December 31, 1997 to 3.2% for the three months ended December 31, 1998. The increase is attributable to earnings on the investment of proceeds from the Company's follow-on public offering of stock, and the issuance of a tax free Industrial Revenue Bond ("IRB"), both in February 1998.


   Interest Expense: Interest expense decreased 20.7% from $651,000 for the three months ended December 31, 1997 to $516,000 for the three months ended December 31, 1998. As a percentage of revenues, this expense decreased from 5.5% for the three months ended December 31, 1997 to 3.8% for the three months ended December 31, 1998. The decrease is attributable to reduced interest expense on declining balances of outstanding capital lease debt, which was reduced further by the early retirement of the majority of the Company's Cobalt 60 capital lease debt in November 1998.


   Provision for Income Taxes: For the three months ended December 31, 1997 and 1998, the Company recorded an estimated annual effective tax rate of approximately 39% and 39.5%, respectively. The recorded tax rates differ from the federal statutory rate primarily due to state income taxes. The Company's net deferred tax liabilities relate primarily to tax depreciation taken in excess of book depreciation.


 NINE MONTHS ENDED DECEMBER 31, 1997 AND 1998

   Revenues: Revenues increased 20.5% from $33.9 million for the nine months ended December 31, 1997 to $40.8 million for the nine months ended December 31, 1998. The increase is primarily attributable to facilities that where either newly operational or not in place during the nine months ended December 31, 1997. The Hayward, California and Fort Worth II, Texas facilities, and the Gurnee, Illinois MiniCell (located in the existing Gurnee Mega facility) were newly operational, and the San Diego, California E-Beam facility was not in place for the nine months ended December 31, 1997, and therefore had significantly less or no revenue in the nine months ended December 31, 1997 as compared with the same period ended December 31, 1998. To a lesser extent, the increase is attributable to increased sales from existing facilities, resulting from a combination of increased quantity of product processed, price increases, and an increase in the sale of premium services.


   Cost of Revenues: Cost of revenues increased 14.7% from $18.0 million for the nine months ended December 31, 1997 to $20.7 million for the nine months ended December 31, 1998. Gross margin increased from 46.8% for the nine months ended December 31, 1997 to 49.4% for the same period ended December 31, 1998. The increase in gross margin is primarily attributable to greater utilization of the Company's existing facilities which enabled the Company to leverage the fixed costs associated with such facilities, offset in part by the increase in installed Cobalt 60. The increase in gross margin for the nine months ended December 31, 1998 is secondarily attributable to a higher percentage of revenue attributable to premium services. The Company expects gross margins to fluctuate in future periods, and that it may be negatively impacted to the extent the Company adds facilities and continues to expand its installed capacity of Cobalt 60. The Company's cost of revenues is subject to fluctuations based upon changes in currency exchange rates between the U.S. dollar and the Canadian dollar because payments under certain of the Company's Cobalt 60 operating leases are payable in Canadian dollars (approximately $865,000 remaining at December 31, 1998, at then current exchange rates).

   General and Administrative: General and administrative expenses increased 29.0% from $5.0 million for the nine months ended December 31, 1997 to $6.5 million for the nine months ended December 31, 1998. As a percentage of revenue, these expenses increased from 14.9% to 16.0% for the nine months ended December 31, 1997 and 1998, respectively. The increase in both absolute dollars and as a percentage of revenue is primarily attributable to the increase in corporate overhead, including the cost of automation and maintenance of information systems, and the addition of personnel at both the facility level, primarily as a result of new facilities, and corporate level. The Company expects general and administrative expenses to increase in absolute dollars as it adds facilities and corresponding plant administration, and continues to incur the additional costs of being a public company.

   Marketing and Selling: Marketing and selling expenses increased 15.9% from $2.5 million for the nine months ended December 31, 1997 to $2.9 million for the nine months ended December 31, 1998. As a percentage of revenue, these expenses decreased slightly from 7.5% for the nine months ended December 31, 1997 to 7.2% for the nine months ended December 31, 1998. The increase in absolute dollars is attributable to the addition of marketing and sales personnel at the facility and corporate level as well as increased travel, professional and marketing costs. The Company expects marketing and selling expenses to increase in absolute dollars over the remainder of fiscal 1999 as it focuses on revenue growth, expanding premium service offerings, and increasing market share.

   Research, Development and Engineering: Research, development and engineering expenses increased 4.3% from $914,000 for the nine months ended December 31, 1997 to $953,000 for the nine months ended December 31, 1998. As a percentage of revenue, these expenses decreased slightly from 2.7% for the nine months ended December 31, 1997 to 2.3% for the nine months ended December 31, 1998. The increase in absolute dollars is attributable to increased travel, professional fees, and depreciation of fixed assets used in the research and development. The Company expects research, development and engineering expense to increase in absolute dollars over the remainder of fiscal 1999.

   Interest Income: Interest income increased 158.1% from $540,000 for the nine months ended December 31, 1997 to $1.4 million for the nine months ended December 31, 1998. As a percentage of revenues, interest income increased from 1.6% for the nine months ended December 31, 1997 to 3.4% for the nine months ended December 31, 1998. The increase is attributable to earnings on the investment of proceeds from the Company's initial and follow-on public offerings of stock, in August 1997 and February 1998, respectively. The Company expects interest income to decrease as funds are used for capital expenditures and other general corporate purposes. See -"Liquidity and Capital Resources".

   Interest Expense: Interest expense decreased 11.3% from $1.9 million for the nine months ended December 31, 1997 to $1.7 million for the nine months ended December 31, 1998. As a percentage of revenues, this expense decreased from 5.6% for the nine months ended December 31, 1997 to 4.1% for the nine months ended December 31, 1998. The decrease is attributable to reduced interest expense on declining balances of outstanding capital lease debt, which was reduced further by the early retirement of the majority of the Company's Cobalt 60 capital lease debt in November 1998. There was no change in tax free IRB interest expense for the nine months ended December 1997, compared with the same period ended December 31, 1998, as interest reduced by the February 1998 retirement of $500,000 in tax free IRB debt, which carried a fixed interest rate of 10%, was offset by additional interest expense on a variable rate, tax free IRB that was issued on July 30, 1997. The remaining balance of tax free IRB debt carries variable interest rates, 3.5% and 4.2% at December 31, 1998. The Company expects interest expense to remain relatively unchanged in absolute dollars and to decrease as a percentage of revenue for the remainder of the fiscal year. See "Risk Factors - Substantial Debt."

   Provision for Income Taxes: For the nine months ended December 31, 1997 and 1998, the Company recorded an estimated annual effective tax rate of approximately 39.1% and 39.4%, respectively. The recorded tax rates differ from the federal statutory rate primarily due to state income taxes. The Company's net deferred tax liabilities relate primarily to tax depreciation taken in excess of book depreciation. As a result of the recently announced facility in Thailand, the Company's effective tax rate could increase in future years if the Thailand operation experienced significant losses. See "Risk Factors - Risks Associated with International Operations."

LIQUIDITY AND CAPITAL RESOURCES

   In August 1997, the Company completed its initial public offering of Common Stock, raising approximately $21.4 million, net of expenses. Additionally, the Company completed a follow-on offering of Common Stock in February 1998, raising approximately $8.8 million, net of expenses. Prior to the initial and follow-on public offerings, the Company had financed its operations with cash from operations, capital leases, IRB and bank financing, and the private placement of equity securities. At December 31, 1998, the Company had $33.6 million in cash and cash equivalents and $31.3 million in working capital.

   Net cash provided by operating activities was $11.6 million and $16.0 million for the nine months ended December 31, 1997 and 1998, respectively, primarily attributable to net income and depreciation.

   Net cash (used in) provided by investing activities was $(13.6) million and $9.0 million in the nine months ended December 31, 1997 and 1998, respectively. Net cash used in investing activities was primarily attributable to the purchase of property, plant and equipment (including Cobalt 60) and the acquisition of certain assets of Nicolet for the nine months ended December 31, 1997. Net cash provided by investing activities was primarily attributable to the maturity of short term investments, partially offset by the purchase of property, plant and equipment and short term investments for the nine months ended December 31, 1998.

   Net cash provided by (used in) financing activities was $22.3 million and $(4.0) million for nine months ended December 31, 1997 and 1998, respectively. Net cash provided by financing activities for the nine months ended December 31, 1997 was attributable to the issuance of common stock from the Company's initial public offering in August 1997, and to a lesser extent the issuance of an IRB. These two financing activities were offset, in part, by the redemption of preferred stock, and the repayment of IRB and capital lease debt. Net cash used in financing activities for the nine months ended December 31, 1998 was attributable to the early retirement of capital lease debt associated with Cobalt 60 financing, partially offset by the issuance of Common Stock under the Company's equity incentive and employee stock purchase plans.

   Noncash financing activities included the issuance of common stock in connection with the acquisition of Nicolet for the nine months ended December 31, 1997. There were no noncash financing activities for the nine months ended December 31, 1998.

   The Company has a $3.5 million revolving line of credit with a bank that carries a variable interest rate (8.5% at December 31, 1998), collateralized by certain assets of the Company. The line of credit is payable on demand, and at December 31,1998, no amount was outstanding under this line of credit. The Company has never declared or paid dividends on its Common Stock and does not expect to pay dividends in the foreseeable future. The payment of cash dividends on the Company's Common Stock is limited by the terms of the Company's revolving line of credit.

   At December 31, 1998, the Company had $36.5 million in IRB financing which bears interest at market rates (either 3.5% or 4.2% at December 31, 1998). The IRBs are collateralized by certain assets of the Company and by letters of credit with a bank. The Company is able to issue $3.5 million of additional tax-free IRBs until it reaches the maximum aggregate tax-free IRB limit of $40.0 million. Thereafter, the Company will be required to obtain any additional financing through higher cost funding sources. See "Risk Factors - Substantial Debt."

   The Company had capital expenditures of $7.6 million and $10.6 million for the nine months ended December 31, 1997 and 1998, respectively. Capital expenditures made during the nine months ended December 31, 1998 include the purchase of land in Gilroy, California, which will be the site of a new gamma irradiation facility, and the purchase of an irradiation processing facility in West Memphis, Arkansas, which the Company plans to renovate and install a MiniCell irradiation system. Additionally, the Company purchased Cobalt 60 to increase capacity at several of its existing facilities. The Company expects to make additional capital expenditures during the remainder of fiscal 1999. These expenditures will include, but are not limited to, the purchase of additional Cobalt 60, construction of new facilities, including the recently announced facility in Laem Chaebang, Thailand, and renovations to existing facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   SteriGenics believes that existing cash balances, cash expected to be generated from operations and available credit facilities will be sufficient to fund the Company's anticipated capital expenditures, operations and repayment of debt, at least through the end of fiscal 2000. There can be no assurance that adequate sources of capital will be available in the future or, if available, will be on terms acceptable to the Company. See "Risk Factors - Need for Additional Capital."

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

   Management has formed a committee to quantify, evaluate, recommend, and implement procedures to assess and assure the Company's year 2000 readiness. Members of the committee are in the process of working with the Company's employees, as well as software and hardware vendors to assure that the Company is able to achieve year 2000 readiness. Also, included in the committee's scope is the compliance of customers and level one suppliers. Level one suppliers are defined as those critical to the Company's sterilization and irradiation processes. In the third fiscal quarter, the committee increased its scope to include other significant third parties, such as telephone and security suppliers. The Committee will also initiate contingency plans for implementation in the event that the Company, its level one suppliers or significant third parties, fails to adequately address the year 2000 issue.

   The Company has completed its review of its financial reporting systems. It has already installed or will install upgraded software before the end of the current fiscal year, March 31, 1999. The total estimated cost to bring the financial reporting systems up to year 2000 compliance is $27,000 of which $11,000 has been expended as of December 31, 1998. In respect to the Company's other internal systems, and all Company hardware, a review is progressing. During the fourth quarter of fiscal 1999, the Company will implement a test plan and specification for its year 2000 readiness program ("Y2K Program"). The Y2K Program will allow the Committee to review an inventory of all of the Company's hardware and software, its level of business impact on the operations of the Company, and to implement its repair or replacement. As the Y2K Program is on going, it is not presently possible to precisely quantify the overall cost to make these systems year 2000 ready. However, management does not anticipate that the Company will incur additional, significant operating expenses or be required to invest heavily in computer systems improvements to achieve year 2000 readiness. Significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance. Any year 2000 compliance problem of either the Company or its suppliers or customers could materially adversely affect the Company's business, results of operations and financial condition.

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

   Approval for the irradiation of food products is regulated by the FDA and the USDA. While the FDA has approved radiation for the processing of a variety of foods, including pork, poultry and fresh fruits and vegetables, only limited commercial sales of irradiated food have taken place. In December 1997, the FDA approved radiation for the processing of red meat, meat byproducts and food products in order to eliminate E. coli and other harmful foodborne pathogens. However, before irradiated red meat can be sold commercially, the USDA must set certain minimum standards for processors to follow. On February 12, 1999, the USDA announced plans to publish draft standards in the Federal Register within 10 days, after which there would be a sixty-day public comment period. There can be no assurance that they will do so. In addition, current FDA rules and regulations require the labeling of any retail food product that is irradiated, and to date, there has been significant consumer resistance to irradiated food. The irradiation of red meat could also result in an increase in the cost of such products to a level which may be unacceptable to most consumers. As a result, there can be no assurance that sterilization of fresh food products will gain public acceptance or will ultimately prove commercially feasible in the United States or that the Company would undertake to expand its irradiation activities to include red meat. To the extent that the Company seeks to take advantage of future opportunities in this market, such activities would require significant changes in the Company's processing techniques, including the redesign of facilities and the addition of refrigeration capabilities. Furthermore, to accommodate the perishable nature of red meat and the high processing volume that may result from the commercial irradiation of red meat, the Company could be required to expend significant capital to build specially equipped processing facilities near customer facilities.

RISKS RELATED TO GEOGRAPHIC EXPANSION USING THE MINICELL

   A key element of the Company's strategy is to expand geographically into smaller regional markets and internationally using the MiniCell. The Company currently plans to install its MiniCell in three locations, West Memphis, Arkansas, Somerset, New Jersey, and Laem Chaebang, Thailand . There can be no assurance that manufacturers in these markets, or any other markets will use the Company's facilities, that such manufacturers will pay higher sterilization prices in exchange for lower transportation costs and a decrease in turn-around time or that the Company will receive enough volume of product to operate such facilities on a profitable basis. In addition, many manufacturers in some of these smaller markets currently use EtO to sterilize their products and would need to convert their products to Gamma. Failure of the Company to successfully introduce and operate MiniCells in these new markets could materially adversely affect the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

   If the Company is successful in expanding into international markets either through the use of the MiniCell or otherwise, it will be subject to a number of risks related to foreign operations, including fluctuations in currency exchange rates, political and economic conditions in various jurisdictions, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer accounts receivable payment cycles and potentially adverse tax consequences. Currency exchange fluctuations in countries in which the Company conducted operations historically have had, and in the future could have, a material adverse effect on the Company's business, operating results or financial condition by resulting in pricing levels that are not competitive or expense levels that adversely impact profitability. There can be no assurance that the Company will be able to sustain or increase revenue derived from international service or that the foregoing factors will not have a material adverse effect on the Company's future international service and other revenue, and consequently, on the Company's business, operating results or financial condition.

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

SUBSTANTIAL DEBT

   As of December 31, 1998, the Company's total consolidated liabilities were $57.7 million, of which $37.1 million represent long-term debt (including current portion), its total consolidated assets were $134.8 million and its total stockholders' equity was $77.1 million. The Company's substantial level of debt presents the risk that the Company might not generate sufficient cash to service the Company's indebtedness, including its IRBs, or that its debt level could limit its ability to finance an acquisition and develop additional projects, to compete effectively or to operate successfully under adverse economic conditions. As of December 31, 1998, the Company had $36.5 million of tax-free IRBs outstanding with variable interest rates as of December 31, 1998 of either 3.5% or 4.2%. Under federal regulations, the maximum aggregate amount of tax-free IRBs that the Company may issue is $40.0 million. Once the Company has issued the maximum amount of tax-free IRBs, it will be required to obtain any additional financing through higher cost funding sources. Each of the Company's IRBs is collateralized by certain assets of the Company. The Company is also required, under certain IRB agreements, to maintain cash reserves in the amount of the bond interest payments due within one year. As a result, such cash is not available to the Company for working capital or other purposes.

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

RISKS RELATED TO COBALT 60 SUPPLY

   To date, the Company has obtained its supply of the Cobalt 60 radioactive isotope from three sources. The Company's primary sources of Cobalt 60 are MDS Nordion ("Nordion"), a Canadian company and the world's principal source of Cobalt 60, and REVISS Services (UK) Limited ("REVISS"), a United Kingdom company and formerly a division of Amersham International plc. In addition, the Company has purchased smaller amounts of its Cobalt 60 requirements from Neutron Products Inc., a Maryland corporation. While the Company has not experienced any shortages in Cobalt 60 supply since the mid-1980s and has various supply contracts in place, there can be no assurance that it will be able to obtain sufficient supplies of Cobalt 60 from Nordion, REVISS or other suppliers on acceptable terms or that it will be able to identify and qualify alternative sources. In addition, there is no assurance that Nordion will not in the future become a competitor of the Company in the delivery of sterilization services, which could result in a decrease in the availability of Cobalt 60 from Nordion. In July 1997, Nordion announced a joint venture with Griffith Micro Science, Inc. to provide sterilization services in Mexico. If interruptions in the supply or increases in the price of Cobalt 60 were to occur for any reason, including a decision by any of the Company's suppliers to decrease or discontinue supplies of Cobalt 60 to the Company, trade restrictions with Canada or the United Kingdom, political unrest, labor disputes or other factors, the Company's business, financial condition and results of operations would be materially adversely affected. Since the Company pays for Cobalt 60 primarily in Canadian dollars, and the Canadian dollar is currently trading at levels significantly lower than it has in recent years, the Company's results of operations may be adversely affected by fluctuations in currency exchange rates. In addition, the availability and price of Cobalt 60 to the Company and its suppliers is dependent in part on the political situation in countries with large deposits of Cobalt 59 (the material that is processed into Cobalt 60), such as the Democratic Republic of Congo and the republics of the former Soviet Union. Such countries have recently experienced political unrest. In addition, since mined Cobalt 59 must be converted into Cobalt 60 in nuclear reactors, the supply of Cobalt 60 to the Company's suppliers is dependent upon the availability of nuclear reactors to convert Cobalt 59 to Cobalt 60. An interruption in the Company's supply of Cobalt 60 or significant increase in the price the Company is required to pay for Cobalt 60 would have a material adverse effect on the Company's business, financial condition and results of operations.

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

DEPENDENCE ON KEY PERSONNEL

   The Company's progress to date has been highly dependent upon the skills of its key technical and management personnel, many of whom would be difficult to replace. To reach its future business objectives, the Company will need to hire additional qualified personnel in the areas of sales, engineering and management. There can be no assurance that the Company will be able to hire such personnel, as the Company must compete with other companies, academic institutions, government entities and other agencies. The number of persons with experience in Gamma sterilization, E-Beam technology is limited, and as a result, competition for such personnel is intense. There can be no assurance that the Company can retain such personnel or that it can attract or retain other highly qualified personnel in the future. The loss of any of the Company's senior management, facilities managers or other key research, regulatory, technical or sales and marketing personnel, particularly if lost to competitors, or the failure of any key employee to perform well in his or her current position, could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the loss of James
F. Clouser, CEO & President, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

   At the end of fiscal year 1998, the Company received an inquiry from the Software Publishers Association (the "SPA") regarding an alleged failure to obtain proper licenses for certain third party software. The Company has concluded its discussions with the SPA and has settled the inquiry to the satisfaction of both parties.

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

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - NOT APPLICABLE

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

     As of December 31, 1998, the Company has used approximately $3.3 million on land and building purchases, $5.0 million on the purchase of Cobalt 60, $5.0 million on the acquisition of certain assets of the Nicolet Electron Services Division of ThermoSpectra Corporation, and $ 4.7 million on the early retirement of capital lease debt. The remaining net proceeds have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the prospectus.

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


(b)   REPORTS ON FORM 8-K.

      There were no reports filed during the quarterly period ending December 31, 1998.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




               February 16, 1999           /s/ Thomas J. Balutis
--------------------------------   ---------------------------------------------
Date                                           Thomas J. Balutis,
                                        Vice President of Finance and
                                           Chief Financial Officer
                                        (Principal Financial Officer)


               February 16, 1999          /s/ Carole-Lynn S. Glass
--------------------------------   ---------------------------------------------
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

**** Included with this filing.

(b) Reports on Form 8-K

   The Company did not file any reports on Form 8-K during the quarter ended December 31, 1998.