Form 10-K
period 1999-03-31
STERIGENICS INTERNATIONAL INC
filed 1999-06-29
CIK 1009988

================================================================================


                                    FORM 10-K
                                ----------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of JUNE 21, 1999, there were outstanding 8,018,820 shares of the registrant's Common Stock. The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the common stock as reported on the Nasdaq National Market on JUNE 21, 1999, was approximately $102,179,651.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Proxy Statement to be mailed to stockholders in connection with the registrant's annual meeting of stockholders, scheduled to be held on SEPTEMBER 15, 1999 are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be part of this report.

================================================================================

FORWARD-LOOKING STATEMENTS

    The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's "expectations," "beliefs," "hopes," "intentions" or "strategies," or the like, regarding the future. All forward-looking statements included in this Report are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Actual results could differ materially from those indicated by the forward looking statements made herein or presented elsewhere by the Company's management from time to time. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report including under the caption "Risk Factors."

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    SteriGenics International, Inc. ("SteriGenics" or the "Company") is a provider of high-quality contract sterilization and radiation processing services, with more than 20 years of experience in the operation, design and development of Gamma irradiation ("Gamma") systems and facilities. The Company maintains a worldwide network of facilities comprised of 13 Gamma facilities and one electron beam radiation ("E-Beam") facility operating in the United States and three new facilities under construction - two in the United States and one in Thailand. Serving more than 1,000 customer, SteriGenics has expanded its presence in the medical products sterilization market through the opening of new facilities, acquisitions, addition of new customers, and conversion of products belonging to new and existing customers from ethylene oxide gas ("EtO") sterilization to Gamma sterilization. In recent years, the Company has expanded into various advanced applications and materials processing markets and has expanded its technology base to include E-Beam radiation. The Company's objective is to be the leading provider of high-quality contract sterilization and radiation processing services for manufacturers of medical and advanced applications products and industrial materials.

RECENT DEVELOPMENTS

    On June 10, 1999, SteriGenics entered into a Merger Agreement (the "Merger Agreement") with Ion Beam Applications, s.a. ("IBA"), a Belgian corporation, Ion Beam Applications GP, and IBA Acquisition Corp. ("Purchaser"). Under the terms of the Merger Agreement, Purchaser has commenced a tender offer (the "Offer") for all outstanding shares of the Company's Common Stock (and the associated Preferred Share Purchase Rights) (the "Shares") for $27.00 per share in cash. The Offer is currently scheduled to expire at 12:00 Midnight, New York City time, on Thursday, July 15, 1999. Subject to the terms of the Merger Agreement, following completion of the Offer, Purchaser will be merged into SteriGenics and all Shares not purchased in the Offer will be converted into the right to receive $27.00 per Share in cash, without interest. For additional information with respect to the Offer, see the Company's Schedule 14D-9 Solicitation/Recommendation Statement filed with the Securities and Exchange Commission on June 24, 1999.

THE STERILIZATION AND RADIATION PROCESSING MARKETS

    SteriGenics provides contract sterilization and radiation processing services to three distinct markets: the Medical Products Market, Advanced Applications Market and the Materials Processing Market, each comprised of a number of product groupings.

MEDICAL PRODUCTS MARKET

    The medical products sterilization market consists of independent suppliers of sterilization services and certain large manufacturers that have in-house sterilization capabilities. Although there are no published industry statistics and precise numbers are difficult to determine, the Company estimates that the current U.S. market for medical product sterilization services (including Gamma, EtO and E-Beam) is approximately $300 million. Of the U.S. contract sterilization market, the Company estimates that approximately 40% to 45% is Gamma, 50% to 55% is EtO and 5% to 10% is E-Beam. There is also a significant market for the sterilization of medical products outside of the U.S. However, EtO maintains a significantly larger share of the market than Gamma.

    In determining the total cost of various sterilization services, medical product manufacturers must consider not only the cost of the actual sterilization services, but also the cost of transportation and cost of processing time or product turnaround. As a result, manufacturers typically do not send product for sterilization beyond a 300-mile radius since the cost of transportation would likely exceed the cost of sterilization, which typically ranges from 0.1% to 3.0% of unit manufacturing cost for medical products. Because of these limitations, contract sterilizers have needed to strategically locate their facilities in close proximity to their customer base.

    The Company believes there are a number of manufacturing trends that may have a significant impact on contract providers of Gamma sterilization services. The first trend is closer coordination between manufacturers and their suppliers in order to reduce inventory exposure, improve the manufacturer's level of service to its customers and to facilitate new product launches. By closely coordinating the sterilization process with the manufacturing process, the planning of production is simplified and the number of days of raw materials and finished goods inventory can be reduced. As a result, manufacturers are increasingly demanding shorter turn-around times for sterilization services. The second of such trends is the "outsourcing" of non-core elements of the manufacturing process where services can be obtained from third party providers on a more cost-effective basis. While several large corporations continue to perform either all or a portion of their sterilization in-house, the trend has been away from building in-house sterilization capacity due to cost, safety, flexibility and regulatory issues associated with maintaining an in-house irradiator or EtO chamber. Finally, an emerging trend is the contracting of additional services relating to the sterilization of medical products. Manufacturers have begun to seek outside assistance with the validation and testing of their products. This emerging trend has the potential to provide core-business focus, while providing benefits such as reduction in labor costs and expenses relating to sterilization management.

    The medical products portion of the sterilization market includes manufacturers of single-use medical products. The types of products sterilized include items such as syringes, needles, scalpels, dental implants, cardiovascular devices, gloves, gowns, bandages, , cotton swabs, cotton gauze, surgical towels, surgical drapes, surgical kits, suture staples, specimen bottles, intravenous tubes and bottles, blood collection devices, drug packaging materials, orthopedic implants, petri dishes, contact lenses, and eyecare solutions. Based upon industry sources, the Company estimates that current the U.S. market for the sterilization of these types of medical products is approximately $300 million.

ADVANCED APPLICATIONS MARKET

    The market for microbial reduction, purification or irradiation processing of advanced application products includes a multitude of markets. Growth in these markets is primarily being driven by concerns over health risks and potential product liability, as well as economic considerations such as losses due to infestation and spoilage. Concerns over foodborne illnesses have contributed to an increased awareness of the need for irradiation processing. While the vast majority of the processing of advanced application products is currently done with EtO, the percentage being processed using Gamma or E-Beam radiation has increased in recent years. A number of manufacturers have converted to Gamma processing for their products since Gamma does not leave any chemical residues and is better able to penetrate products such as spices and cosmetics, which are often processed in bulk. In determining the total cost of various microorganism reduction or purification services, manufacturers must consider not only the cost of processing, but also the cost of transportation and cost of processing time or product turnaround. As a result, manufacturers typically do not send product for processing beyond a 300-mile radius since the cost of transportation would likely exceed the cost of processing. Because of these limitations, contract service providers have needed to strategically locate their facilities in close proximity to their customer base.

    The following are the primary advanced application products being processed using all of the various methods of microbial reduction or purification (Gamma, EtO, E-Beam):

    Spices and Herbs. Spices and herbs for culinary uses constitute the largest portion of the current advanced applications market. According to The American Spice Trade Association, of the approximately 850 million pounds of spices sold in the U.S. in 1995, approximately 300 million pounds were processed using Gamma or EtO to extend shelf-life and/or reduce microorganisms. Examples include black pepper, garlic, nutmeg, mustard seed, paprika and cinnamon.

    Botanicals and Nutraceuticals. The use of herbs and botanicals for the production of dietary supplements is a growing market in the U.S. According to industry sources, the total U.S. market for nutraceuticals is in excess of $75 billion, with the vitamin, mineral and herbal category accounting for approximately $6 billion. The type of products processed using Gamma radiation to eliminate pathogens and reduce contaminating microorganisms include ginseng, garlic, aloe vera, ginkgo biloba, bee pollen and St. John's wort.

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

MATERIALS PROCESSING MARKET

    The materials processing market is comprised of a large number of distinct segments that can be addressed using E-Beam or Gamma technology. Due to the fragmented nature of the market, and the large number of existing and potential applications, market size is difficult to estimate. Current markets include the processing of various industrial compounds, cross-linking of polymers and the breakdown of resin material such as PTFE. In addition, E-Beam radiation is used to process certain semiconductor devices and to enhance the color of various gemstones. Unlike that of the medical products and advanced applications markets, manufacturers of industrial compounds, semiconductors and gemstones are often willing to ship products to be processed beyond a 300-mile radius since the cost of transportation and processing account for a smaller percentage of the unit manufacturing cost.

POTENTIAL MARKETS

    In recent years, there has been increased interest in evaluating food irradiation in light of the heightened public concern over outbreaks of E. coli, salmonella and other foodborne pathogens. As a consequence, the Company believes that there are a number of large potential markets for the irradiation of food products. The United States Food and Drug Administration ("FDA") has approved radiation as a safe and effective means of processing a variety of foods including pork, poultry, fresh fruits and vegetables. In addition, the FDA has recently approved the radiation of red meat, meat byproducts and meat food products in order to eliminate E. coli and other harmful pathogens. However, before irradiated red meat, meat byproducts and meat food products can be sold commercially, the United States Department of Agriculture (the "USDA") must amend its regulations to authorize the use of irradiation and subsequently establish the applicable manufacturing practices that must be followed when using such irradiation. In February 1999, the USDA announced its approval of irradiation for the treatment of fresh or frozen red meat and some meat products and issued a draft guideline for use, which was open to a sixty-day public comment period. Following the such comment period, it was expected that the USDA and FDA would issue a final ruling to be published in the Federal Register by the end of calendar 1999. At the time of this Report, the USDA had extended the initial comment period for an additional thirty (30) days, and while the USDA still expects to issue regulatory standards by the end of calendar 1999, there is no assurance that it will do so. Current FDA regulations also require any retail foods that have been irradiated to be labeled.

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

SERVICES

    SteriGenics offers a number of services to its customers including its standard processing services, time-based services and value-added services such as validation, testing, and sterilization management services.

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

GAMMASTAT(R) I AND II SERVICES

    GammaSTAT I and II are premium gamma sterilization services that guarantee a turn-around time of 23 or 48 hours, respectively. The Company does not limit the volume or type of product to be processed. Pricing for both GammaSTAT services is at a premium to standard service and is based upon the time (23 or 48 hours) in which the customer requires the product to be processed and available for shipment. GammaSTAT was introduced in fiscal 1996 and revenues resulting from GammaSTAT increased significantly in fiscal years 1997, 1998, and 1999

GAMMARESERVE(TM) SERVICES

    GammaRESERVE is a premium gamma sterilization service that utilizes proprietary software to allow customers to reserve processing time on a specific day. The customer is then charged for the reserved processing time whether or not it is used. The Company began offering GammaRESERVE in April 1997.

EXCELL(TM) SERVICES

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

STERIPRO(TM)

    SteriPro is a premium gamma sterilization service offering medical product manufacturers the ability to contract additional services through SteriGenics as they relate to the validation and ongoing sterilization of their products. These services include, but are not limited to, material compatibility testing, bioburden analysis, establishment of the sterilization dose, and routine verification of the sterilization dose. The Company introduced its SteriPro program in August 1998.

STANDARD E-BEAM SERVICE

    SteriGenics' standard E-Beam service for conveyer processing is a one to two working day turn-around time on the product, which is an industry standard. Turn-around times for gemstones are typically two to three weeks. The processing time of any particular product is dependent upon several factors, including the density of the product, the dose requirement and the energy level of the E-Beam. In general, a higher dose requirement or density of material has the effect of increasing the amount of time the product needs to be exposed to E-Beam radiation. Based upon these factors, the Company determines the processing time for the specified product. It is the responsibility of the Company's customers to determine the dose of E-Beam radiation that will achieve the desired results. The Company uses a calorimeter dosimeter to verify that the customer's dosage requirements were attained. The Company then issues a certification that the product received the specified dosage. The fee charged for this service is dependent primarily upon the dose of E-Beam radiation, density of the product, packaging compatibility with the Company's size specifications and the volume of the product to be processed.

ELECTROSTAT(TM) SERVICES

ElectroSTAT I and II are premium electron beam sterilization services that guarantee a turn-around time of 12 or 23 hours, respectively. The Company does not limit the volume or type of product to be processed. Pricing for both ElectroSTAT services is at a premium to standard service and is based upon the time (12 hours or 23 hours) in which the customer requires the product to be processed and available for shipment. ElectroSTAT was introduced in fiscal 1999.

MARKETS AND CUSTOMERS

MEDICAL PRODUCTS MARKET

    The medical products market is comprised of manufacturers of healthcare and single-use medical products. The medical sterilization division of the Company had more than 800 customers in fiscal 1999, including many of the largest manufacturers of single-use medical products. Sales to medical products customers accounted for the majority of the Company's revenues in fiscal 1999. No customer accounted for more than 10% of revenues during fiscal years 1997, 1998 or 1999.

ADVANCED APPLICATIONS MARKET

    The advanced applications division of the Company provides services through both its Gamma and E-Beam facilities to more than 200 customers producing a variety of products, including spices and herbs, cosmetics, food ingredients, , , fruit and vegetable products, food packaging and consumer products, such as botanicals and nutraceuticals.. The Company expects that sales to advanced applications customers as a percentage of overall revenues will increase in the future. See "Risk Factors -- Uncertainty of Expansion in the Advanced Applications Market."

MATERIALS PROCESSING MARKET

The advanced applications division of the Company also provides services through its Gamma and E-Beam facilities to customers producing a variety of industrial and consumer products, including semiconductor devices, gemstones, polymer materials, wire and cable. Although the materials processing market accounted for less than 5% of the Company's revenues in fiscal 1999, the Company expects that sales to materials processing customers as a percentage of overall revenues will increase in the future. See "Risk Factors - Uncertainty of Expansion in the Materials Processing Market."

CUSTOMER AGREEMENTS

    While the Company provides a standard form of agreement for customer contracts, the Company's agreements with its customers vary from purchase order arrangements to multiple year contracts. Certain of these contracts provide pricing terms based upon volume or product line commitments from its customers. In addition, the Company enters into contracts providing for guaranteed turnaround times and special services.

SALES AND MARKETING

    SteriGenics maintains a corporate marketing department that is responsible for all marketing, advertising and promotional activities for the Company, while it has separate sales and marketing groups servicing the medical products, advanced applications and materials processing markets. In addition, the Company maintains a separate sales and business development group for its E-Beam business. The Company's services are sold primarily by its direct sales force, based throughout the country. Facilities managers and other personnel at the Company's facilities also take an active role. SteriGenics maintains a customer service and support operation within each of its facilities.

    The Company's marketing of its Gamma services emphasizes technical assistance to customers in all aspects of the sterilization process, including product conversion from other sterilization methods and material compatibility studies and participation by facility and corporate staff members on technical committees responsible for the implementation of industry standards pertaining to the sterilization of products and materials. The Company's salespersons and senior management draw upon their backgrounds in radiation, engineering, microbiology, packaging, material compatibility and regulatory compliance to provide customers a full range of services. SteriGenics' promotional activities consist of printed media advertising (primarily trade journals), participation in trade shows, mailing campaigns to selected territories, addressing industry organizations and sponsoring promotional events. In addition, as part of its efforts to expand its potential markets, the Company has sponsored and supported FDA petitions related to the sterilization or radiation processing of various products and product labeling.

    In 1996, the Company introduced a program to further encourage the conversion of medical products from EtO to Gamma. Through this program the Company provides technical assistance to customers and potential customers who are interested in converting their products to Gamma. These technical assistance services are provided at no charge to the customer. The conversion program has been successful both with customers who have in-house EtO sterilization facilities and with those using an EtO contract sterilizer. During fiscal 1997, the first year of the program, SteriGenics converted slightly over 2 million cubic feet of product to Gamma sterilization

RESEARCH, DEVELOPMENT AND ENGINEERING

    The Company believes its future competitive position will depend, in part, on its ability to develop and introduce process and design innovations in its radiation systems. The Company intends to continue to make significant investments in research, development and engineering for the foreseeable future. Although the Company maintains an active research, development and engineering program to improve its process and design technology, there can be no assurance such efforts will be successful or the Company's process and design innovations will enable it to offer new services that will achieve customer acceptance. Failure to develop, or introduce on a timely basis, such new process and design technology could adversely affect the Company's business, financial condition and results of operations. Research development and engineering expenditures were $1.4 million, $1.2 million and $1.3 million for fiscal 1997, 1998 and 1999, respectively. See "Risk Factors -- Increased Competition."

QUALITY ASSURANCE AND SAFETY

    The Company has quality assurance departments at both the corporate and facility levels. The corporate quality assurance group has the primary responsibility for structuring the Company's quality system, developing quality assurance policies, operating procedures and work instructions and ensuring that such policies, procedures and work instructions are in compliance with national and international standards, federal, state and local regulations, as well as customer requirements. The department is also responsible for monitoring quality-related activities at all locations, changes in the federal, state and local regulatory environment, each facility's compliance with the quality system, national standards working groups and technical assistance to customers. At the facility level, quality assurance personnel are given the authority and responsibility to ensure compliance within that facility with SteriGenics' quality policies, procedures, work instructions and customer specifications.

    Ten of SteriGenics' facilities are certified to International Standards Organization ("ISO") 9002, Quality System -- Model for Quality Assurance in Production, Installation and Servicing. Certification to the ISO 9002 standard demonstrates that the Company has implemented the essential elements necessary for an effective quality control system. The Company received its initial certification in 1993 from Det Norske Veritas ("DNV"), an approved Notified Body, and is subject to quality system surveillance audits every six months by DNV. Additionally, ten of the Company's facilities have recently received EN46002/EN552 certification from the DNV. This certification expedites the ability of certain of the Company's medical device customers to obtain the CE Mark, which is required to sell their products in Europe. The Company has scheduled ISO 9002 and EN46002/EN552 certification audits for the Rockaway facility during 1999. See "Properties"

    The Company has implemented a number of safety procedures for its workers. Each Gamma and E-Beam cell has a separate safety system designed to ensure that no individual is exposed to the radiation. The Company believes it has redundant safety precautions that meet or exceed all applicable safety regulations imposed by federal regulations. Safety backup precautions also exist in the event of power outages and natural disasters. In the event of a failure of electric power in a Gamma facility, the Cobalt 60 source racks are automatically lowered into the pool on a gravity feed basis. There can be no assurance that such safety precautions will prove effective under normal operating conditions or in the event of a power outage or natural disaster. A failure in safety precautions would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors -- Risks of Operating Facilities Using Radioactive Material."

COMPETITION

    The market for sterilization and radiation processing services is intensely competitive and is characterized by significant price competition. The Company's market is fragmented as a result of geographical limitations on the transportation of products for sterilization, multiple technologies and the mix of captive and contract facilities. In particular, the Company currently faces competition from other providers of contract Gamma sterilization services, the most significant of which is Isomedix, Inc., a subsidiary of Steris Corporation ("Isomedix"), and other providers of contract E-Beam sterilization services including The Titan Corporation, E-Beam Services Inc. and Iotron Industries Canada Inc. In addition, many products that can be sterilized using Gamma or E-Beam can also be sterilized using EtO. As a result, the Company also competes with companies that process products using EtO technology including Cosmed Group, Inc., Griffith Micro Science, Inc. and Isomedix. Certain of the Company's competitors and potential competitors have substantially greater financial, marketing, distribution, technical and other resources than the Company or offer a broader range of sterilization technologies, which may enable them to address more of the sterilization requirements of individual customers. In addition, the Company competes with manufacturers that have or are considering establishing in-house sterilization capabilities. The Company may also, in the future, face competition from suppliers of Cobalt 60 radioisotope, particularly MDS Nordion, Inc. ("Nordion"), as well as foreign providers of sterilization services. In addition, Isomedix has announced its intention to enter the California market for sterilization services, which would increase competition in that market. To the extent that the Company expands into international markets it will also be faced with competition from existing providers of sterilization in those markets.

    In recent years, price competition in the sterilization services industry has intensified. The Company may, in the future, face increased competition from companies that employ new or improved technologies or that offer sterilization services that are more effective or less costly than those developed and marketed by the Company. To the extent such increased competition were to occur the Company may explore alternative sterilization technologies as necessary to enhance its competitive position. Such competition could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to continue to compete effectively or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company believes that price, processing time, quality of services and sterilization method are the primary factors upon which it competes. The Company believes that it compares favorably on all of these factors. In order to be successful in the future, the Company must continue to respond promptly and effectively to the challenges of technical change and competitors' innovations. Performance in these areas will, in turn, depend upon the Company's ability to attract and retain highly qualified technical and sales personnel. See "Risk Factors -- Increased Competition."

REGULATORY AND ENVIRONMENTAL MATTERS

    The design, construction, use and operation of commercial Gamma facilities such as those operated by the Company, and byproduct materials used in such facilities, are extensively regulated by the United States Nuclear Regulatory Commission (the "NRC"), or in some cases by various state regulatory agencies and authorities that undertake a comparable regulatory function from the NRC (the "Agreement States"). While E-Beam is not regulated by the NRC, the Company's E-Beam facility is subject to regulation by the California Department of Health Services (the "CDHS"). The Company is also subject to various local zoning and permit rules in the construction of its facilities. The Company's facilities are subject to regulation by additional regulatory bodies at the federal, state and local levels, depending upon the type of product that is being irradiated. The Company's facilities are subject to the requirements of the FDA when irradiating medical devices, foods, cosmetics or food and drug packaging materials. In addition, if the Company were to begin processing meat or poultry products, it would become subject to the requirements of the Food Safety and Inspection Service of the USDA, which would require pre-approval of the irradiation process for meat and poultry. The Company is also subject to the requirements of other federal agencies, such as the United States Occupational Safety and Health Administration and the United States Environmental Protection Agency (the "EPA"). In addition, the Company is subject to the regulatory requirements of the state and local agencies in the jurisdictions where the various irradiation facilities are located.

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

Noncompliance with the health and safety regulations of the NRC and most Agreement States are generally ranked according to levels of severity. Since 1993, the Company has received notices of violation from the NRC and the Agreement States concerning items of noncompliance at five of its facilities, which were not in such categories considered to be of "significant regulatory concern." The Company believes that it has taken appropriate corrective actions in response to each such notice. In addition, the regulatory history of the former RTI facilities, as operated by RTI, involved very significant regulatory compliance problems, which involved among other things, the payment of civil and criminal penalties by RTI, as well as a facility license suspension for a period of approximately 80 days. As a consequence of this regulatory history, there can be no assurance that the former RTI facilities will not be subject to heightened regulatory scrutiny and inspections for an extended period of time. Such heightened regulatory scrutiny and a failure by the Company to address concerns raised from such scrutiny and inspection could result in civil penalties or the suspension or termination of operations at one or more of the Company's facilities or could otherwise have a material adverse effect on the Company's business, financial condition and results of operations. The Company has no knowledge of any circumstances, which would constitute a present significant violation of any applicable state or federal laws or regulations. However, there can be no assurance that the Company will not in the future be determined to be in violation of any such laws or regulations.

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

FDA REGULATION OF IRRADIATION FACILITIES

    The Company's irradiation facilities are subject to the requirements of the FDA when irradiating medical devices, foods, cosmetics and food or drug packaging materials. The FDA implements the Federal Food, Drug, and Cosmetic Act ("FFDCA"), which establishes pre-market approval requirements for certain drugs and medical devices and for all food additives. In addition, the Company is subject to inspection by the FDA for compliance with the FDA's Good Manufacturing Practices ("GMP") and other applicable FDA requirements. The FFDCA also prohibits the introduction into interstate commerce of adulterated or misbranded drugs, medical devices, foods and cosmetics. Products are deemed adulterated if, for example, they are manufactured or processed in facilities that fail to comply with GMP requirements.

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

    Food Regulation. The FFDCA requires premarket approval for food additives. Irradiation is regulated by the FDA and is considered to be a food additive. Irradiation may only be used on foods and food packaging materials in accordance with the requirements established in the food additive regulations. The existing food additive regulations only approve the use of irradiation for a limited variety of foods and food packaging materials that are used during the irradiation of foods. Food packaging materials that are irradiated prior to filling are exempt from the pre-market approval requirements, provided that the irradiated food packaging material is still suitable for use and complies with the applicable indirect food additive regulations. Before the Company could expand its sterilization services to certain foods or food packaging materials, the food additive regulations would have to be amended to include the irradiation of foods or food packaging materials not covered by the existing regulations. There can be no assurance that the FDA would amend the food additive regulations or that such regulations would be amended in a timely manner. Irradiation currently is approved for use on a limited number of foods and for disinfection of a variety of food packaging materials. Any use of food irradiation outside of that covered in an existing food additive regulation is prohibited.

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

    The Food Safety and Inspection Service (the "FSIS") of the USDA is responsible for establishing additional requirements for the irradiation of meat and poultry products. In addition to issuing a regulation that specifically authorizes the use of irradiation, FSIS has established manufacturing practices that must be followed when irradiating products. Although FDA recently approved the use of irradiation for purposes of controlling foodborne pathogens and extending shelf life of red meat, meat byproducts and meat food products, FSIS has not yet amended its regulations to authorize this use of irradiation or established the applicable manufacturing practices that must be followed when using such irradiation. FSIS is in the process of issuing proposed rules and final rules are anticipated before the end of 1999.

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

    Under the Asset Agreement, RTI retained ownership of the Rockaway Property and all associated environmental liabilities as of the closing date. RTI agreed to indemnify and hold the Company harmless from and against any and all claims which may arise directly or indirectly from any use or release of hazardous substances on or under the leased premises as of the closing date. In addition, the Company obtained a letter from the NJDEP stating that the NJDEP will not institute either judicial or administrative civil proceedings against the Company for any discharge, deposit, release or disposal of hazardous substances or pollutants existing at the Rockaway Property, emanating therefrom, or occurring before the closing. However, the Company is required by the NJDEP to maintain a standby letter of credit in the amount of $500,000, contingent upon the continued clean up efforts required of RTI. The required amount of the letter of credit may be subject to certain lease terms over the life of the leasehold interest, and/or as the NJDEP requires. The Company believes, based on present information available to it, including the indemnification from RTI, the ACO among RTI, Thiokol and the NJDEP, and the NJDEP's letter stating that it will not seek recovery or remediation costs from the Company for contamination that predates the purchase of RTI's assets, that it does not face any significant environmental liability with respect to the Rockaway Property. However, there can be no assurance that the Company will not be subject to environmental liability relating to the remediation of the Rockaway Property or liability for losses suffered by adjacent property owners or other third parties, and such liability could have a material adverse effect on its business, financial condition and results of operations.

EMPLOYEES

    At March 31, 1999, the Company had 322 employees. The Company considers its relations with its employees to be good. See "Risk Factors -- Dependence on Key Personnel."



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

INCREASED COMPETITION

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

UNCERTAINTY OF EXPANSION IN THE ADVANCED APPLICATIONS MARKET

    While the Company has traditionally focused primarily on the medical products market, it continues to increase its efforts in the advanced applications market. The Company currently irradiates a wide range of food ingredients and consumer products, including spices, herbs, cosmetics, nutraceuticals, and fresh foods. Many of the advanced application markets for irradiation processing are new and emerging, and there can be no assurance that any of these markets will develop at the anticipated rate, if at all.

    Approval for the irradiation of certain food products is regulated by the FDA and the USDA. While the FDA has approved radiation for the processing of a variety of foods, including pork, poultry and fresh fruits and vegetables, only limited commercial sales of irradiated food have taken place. In December 1997, the FDA approved radiation for the processing of red meat, and some meat products in order to eliminate E. coli and other harmful food-borne pathogens. However, before irradiated red meat can be sold commercially, the USDA must set certain minimum standards for processors to follow. On February 12, 1999, the USDA announced its approval of irradiation for red meat and some meat products as well as its plans to publish draft standards in the Federal Register following a sixty-day public comment period. The USDA and FDA intend to issue a final ruling with regard to the irradiation processing of red meat and certain meat products. However, the initial comment period has been extended, and it is unclear as to when the FDA and USDA expect to complete the review process. In addition, current FDA rules and regulations require the labeling of any retail food product that is irradiated to be identified as such, and to date, there has been moderate consumer resistance to irradiated food. The irradiation of red meat could also result in an increase in the cost of such products to a level which may be unacceptable to most consumers. As a result, there can be no assurance that irradiation of fresh food products will gain public acceptance or will ultimately prove commercially feasible in the United States or that the Company would undertake to expand its irradiation activities to include red meat. To the extent that the Company seeks to take advantage of future opportunities in this market, such activities would require significant changes in the Company's processing techniques, including the redesign of facilities and the addition of refrigeration capabilities. Furthermore, to accommodate the perishable nature of red meat and the high processing volume that may result from the commercial irradiation of red meat, the Company could be required to expend significant capital to build specially equipped processing facilities near customer facilities.

UNCERTAINTY OF EXPANSION IN THE MATERIALS PROCESSING MARKET

    Although the sterilization of medical products and irradiation of advanced application products currently represents the Company's largest markets, SteriGenics has continued to increase its efforts to expand its share of the materials processing market. The Company currently processes a variety of industrial materials and consumer products using both Gamma and E-Beam technologies, including semiconductors, gemstones and certain polymer materials, such as PTFE. Many of the materials markets for E-Beam processing are new and emerging, and there can be no assurance that any of these markets will develop at the anticipated rate, if at all.

RISKS RELATED TO GEOGRAPHIC EXPANSION USING THE MINICELL

     The Company completed its newest MiniCell facility in Somerset, New Jersey in March, 1999. A key element of the Company's strategy is to expand geographically into smaller regional markets and internationally using the MiniCell. As well, the Company currently plans to install its MiniCell in two additional locations, West Memphis, Arkansas and Thailand. There can be no assurance that manufacturers in these markets, or any other markets will use the Company's facilities, that such manufacturers will pay higher sterilization prices in exchange for lower transportation costs and a decrease in turnaround time or that the Company will receive enough volume of product to operate such facilities on a profitable basis. In addition, many manufacturers in some of these smaller markets currently use EtO to sterilize their products and would need to convert their products to Gamma. Failure of the Company to successfully introduce and operate MiniCells in these new markets could materially adversely affect the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION

    In fiscal 1999, SteriGenics announced its international expansion with the development of an irradiation complex in Thailand featuring both Gamma and E-Beam technologies. If commencement of the operation is successful, the Company will be subject to a number of risks related to foreign operations, including fluctuations in currency exchange rates, political and economic conditions in various jurisdictions, unexpected changes in regulatory requirements, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer accounts receivable payment cycles and potentially adverse tax consequences. Currency exchange fluctuations in countries in which the Company conducted operations historically have had, and in the future could have, a material adverse effect on the Company's business, operating results or financial condition by resulting in pricing levels that are not competitive or expense levels that adversely impact profitability. There can be no assurance that the Company will be able to sustain or increase revenue derived from international service or that the foregoing factors will not have a material adverse effect on the

Company's future international service and other revenue, and consequently, on the Company's business, operating results or financial condition.

DEPENDENCE ON GAMMA TECHNOLOGY

    Historically, the Company has performed all of its sterilization and radiation processing services using Gamma radiation. Because of its reliance on Gamma technology, a decline in the demand for, or the pricing of, Gamma services would have a material adverse effect on the Company's business, financial condition and results of operations. To remain competitive, the Company may also need to respond quickly to technological changes and innovations in the sterilization and radiation processing market, including changes in the technologies used to perform sterilization or radiation processing services that could render Gamma obsolete or noncompetitive. The Company is also dependent upon continued consumer acceptance of the Gamma sterilization of medical products and the ongoing conversion of products from EtO to Gamma sterilization. There can be no assurance that such conversion will occur at the rate anticipated by the Company. Failure by the Company to quickly and effectively respond to changes in the sterilization and radiation processing market, including the development of new technologies or addition of existing technologies to its service offerings, or a significant increase in consumer resistance to products sterilized by Gamma or the other technologies offered by the Company, could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Competition."

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

UNCERTAINTIES RELATED TO EXPANSION IN X-RAY TECHNOLOGY

    In May 1999, the Company announced its purchase of a Rhodotron(R), a high-powered particle accelerator that the Company intends to use in order to provide X-ray capabilities. There can be no assurance that the Company will be able to secure the regulatory approvals necessary to provide X-ray processing, nor can there be assurance that the Company will be able to effectively expand the operations of the X-ray business. The failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, any significant diversion of management resources required in connection with the expansion of its X-ray business could have a material adverse effect upon the Company's business, financial condition and results of operations. See "--Subsequent Events" -- Notes to Financial Statements.

SUBSTANTIAL DEBT

    As of March 31, 1999, the Company's total consolidated liabilities were $55.1 million, of which $36.6 million represent long-term debt (including current portion), its total consolidated assets were $136.1 million and its total stockholders' equity was $81.0 million. The Company's substantial level of debt presents the risk that the Company might not generate sufficient cash to service the Company's indebtedness, including its IRBs, or that its debt level could limit its ability to finance an acquisition and develop additional projects, to compete effectively or to operate successfully under adverse economic conditions. As of March 31, 1999, the Company had $36.0 million of tax-free IRBs outstanding with variable interest rates as of March 31, 1999 of either 3.2% or 3.0%. Under federal regulations, the maximum aggregate amount of tax-free IRBs that the Company may issue is $40.0 million. Once the Company has issued the maximum amount of tax-free IRBs, it will be required to obtain any additional financing through higher cost funding sources. Each of the Company's IRBs is collateralized by certain assets of the Company. The Company is also required, under certain IRB agreements, to maintain cash reserves in the amount of the bond interest payments due within one year. As a result, such cash is not available to the Company for working capital or other purposes.

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

    The Cobalt 60 stored in water shielding pools at each of the Company's facilities is double encapsulated in stainless steel. There can be no assurance that these stainless steel capsules will not corrode. In 1995, the Company encountered minor corrosion in the outer encapsulation of certain of its Cobalt 60 rods, requiring their replacement. Since the quantity of Cobalt 60 in a facility is the key determinant of the amount of product that can be processed, any significant delay in the replacement of such Cobalt 60 could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if the Company is determined to be responsible for the corrosion, it could be required to bear the costs of transportation and re-encapsulation of the Cobalt 60. Furthermore, such corrosion, if undetected, could result in radioactive material being released into the water shielding pool, which could cause contamination of the pool and potentially the related facility. Any contamination resulting from such release and the related decontamination process would have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Risks Related to Government Regulation and Standards Compliance."

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


ITEM 2. PROPERTIES

    The Company has a network of 13 Gamma facilities and one E-Beam facility currently in operation in the United States, with three new facilities under development - two in the United States and one in Thailand. Of the plants currently operating, nine of the Gamma facilities perform sterilization services primarily for the medical products market. The remaining four Gamma facilities provide services primarily to advanced applications customers. The Company processes its advanced applications products primarily in its advanced application facilities since certain medical product customers prefer that their products be segregated from advanced application products such as herbs and spices. The 13 Gamma facilities have an aggregate design capacity of 104 million curies of Cobalt 60. The Company's E-Beam facility performs sterilization and radiation processing services for the medical products market, as well as the advanced applications and materials processing markets.

    The following table sets forth information regarding the Company's facilities as of March 31, 1999:

                                                          APPROXIMATE
                                LOCATION                  SQUARE FEET
                                --------                  -----------
            MEDICAL PRODUCTS
               FACILITIES
            Corona, California(2) ...................       100,000
            Hayward, California(2) ..................        25,000
            Fort Worth I, Texas(1)(2) ...............        22,000
            Fort Worth II, Texas(1)(2) ..............        58,000
            Gurnee, Illinois(1)(2) ..................        78,000
            Westerville, Ohio(1)(2) .................        22,000
            Charlotte, North Carolina(1)(2) .........        64,000
            Haw River, North Carolina(2) ............        25,000
            Somerset, New Jersey ....................        60,000

            ADVANCED APPLICATION
              FACILITIES
            Tustin, California(2)....................        32,000
            Schaumburg, Illinois(2) .................        32,000
            Rockaway, New Jersey ....................        25,000
            Salem, New Jersey (1)(2) ................        20,000

            E-BEAM FACILITY
            San Diego, California(3) ................        20,000

----------

(1) Financed through the issuance of Industrial Revenue Bonds. See-- "Risk Factors-- Substantial Debt" and Note 3 of Notes to the Consolidated Financial Statements.

(2)  ISO-9002 Certified and EN46002/EN552 Certified facilities.

(3) ISO-9002 Certified and EN46002 Certified facility.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not currently subject to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1999.

                                     PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is listed for trading on the Nasdaq National Market under the symbol "STER". On March 31, 1999, there were approximately 64 holders of record of the Common Stock.

    The table below sets forth the high and low sales prices per share as reported on the NASDAQ National Market System since the Company's initial public offering on August 14, 1997. The Company's initial public offering price was $12.00 per share.


                                                               SALES PRICE
                                                           --------------------
               FISCAL YEAR ENDED MARCH 31, 1999              HIGH        LOW
               --------------------------------            ---------  ---------
               4th quarter ended March 31, 1999 ......     $   26.00  $    9.00
               3rd quarter ended December 31, 1998 ...     $   27.50  $   18.50
               2nd quarter ended September 30, 1998 ..     $   28.00  $   16.50
               1st quarter ended June 30, 1998 .......     $   26.25  $   19.63

               FISCAL YEAR ENDED MARCH 31, 1998
               --------------------------------
               4th quarter ended March 31, 1998 ......     $   22.25  $   16.00
               3rd quarter ended December 31, 1997 ...     $   23.75  $   16.13
               2nd quarter ended September 30, 1997(1)     $   18.50  $   12.00

----------

(1) Trading of the Company's Common Stock commenced on August 14, 1997.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


                                                                                    YEAR ENDED MARCH 31,
                                                                  ----------------------------------------------------------------
                                                                    1995          1996          1997          1998          1999
                                                                  --------      --------      --------      --------      --------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     CONSOLIDATED STATEMENT OF OPERATIONS DATA:
     Revenues ...............................................     $ 28,661      $ 30,241      $ 37,668      $ 46,955      $ 54,529
     Cost of revenues .......................................       16,389        16,978        20,425        24,231        27,529
                                                                  --------      --------      --------      --------      --------
                                                                    12,272        13,263        17,243        22,724        27,000
     Costs and expenses:
       General and administrative ...........................        5,664         5,213         6,345         7,850         8,719
       Marketing and selling ................................        1,583         1,761         2,482         3,497         4,117
       Research, development and engineering ................          685           890         1,381         1,229         1,282
                                                                  --------      --------      --------      --------      --------
                                                                     7,932         7,864        10,208        12,576        14,118
                                                                  --------      --------      --------      --------      --------
     Income from operations .................................        4,340         5,399         7,035        10,148        12,882
     Other income (expense):
       Interest income ......................................          136           114           343           835         1,859
       Interest expense .....................................       (2,538)       (1,960)       (2,179)       (2,316)       (2,015)
       Write-down of investments in joint ventures ..........       (3,011)           --            --            --            --
       Other income .........................................          139            47           115            47            91
                                                                  --------      --------      --------      --------      --------
     Income (loss) before provision for income taxes,
       equity in joint ventures and discontinued operations .         (934)        3,600         5,314         8,714        12,817
     Provision for income taxes .............................        1,185         1,448         2,099         3,408         5,050
                                                                  --------      --------      --------      --------      --------
     Income (loss) before equity in joint ventures and
       discontinued operations ..............................       (2,119)        2,152         3,215         5,306         7,767
     Equity in net loss of joint ventures ...................       (1,360)           --            --            --            --
                                                                  --------      --------      --------      --------      --------
     Income (loss) from continuing operations ...............       (3,479)        2,152         3,215         5,306         7,767
     Discontinued operations:
       Income (loss) from discontinued operations ...........         (115)           --            --            --            --
       Loss on disposition of discontinued operations .......       (1,173)           --            --            --            --
                                                                  --------      --------      --------      --------      --------
     Net income (loss) ......................................     $ (4,767)     $  2,152      $  3,215      $  5,306      $  7,767
                                                                  ========      ========      ========      ========      ========
     Pro forma basic net income per share(1) ................                                 $   0.66      $   0.86
                                                                                              ========      ========
     Basic net income per share .............................                                                             $   0.99
                                                                                                                          ========
     Shares used in computing pro forma basic net
       income per share(1) ..................................                                    4,861         6,181
                                                                                              ========      ========
     Shares used in computing basic net
       income per share(1) ..................................                                                                7,824
                                                                                                                          ========
     Diluted net income per share(1) ........................                                 $   0.62      $   0.79      $   0.93
                                                                                              ========      ========      ========
     Shares used in computing diluted net income per share(1)                                    5,165         6,711         8,353
                                                                                              ========      ========      ========

                                                                 AS OF MARCH 31,
                                          --------------------------------------------------------------
                                            1995          1996          1997          1998        1999
                                          --------      --------     --------      --------     --------
                                                                  (IN THOUSANDS)
     CONSOLIDATED BALANCE SHEET DATA:
     Cash and cash equivalents ......     $  1,673      $  9,906     $  1,957      $ 12,660     $ 22,765
     Working capital (deficit) ......       (3,576)        3,329       (3,047)       29,785       28,266
     Total assets ...................       74,588        84,729       91,667       130,675      136,083
     Total liabilities ..............       47,546        55,464       59,187        60,984       55,055
     Redeemable preferred stock .....        1,500         1,500        1,500            --           --
     Stockholders' equity ...........       25,542        27,765       30,980        69,691       81,028

----------

(1) See Note 1 of Notes to Consolidated Financial Statements included herein for a description of the computation of pro forma basic and diluted net income per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Since its inception, SteriGenics International, Inc. (the "Company") has engaged primarily in the business of operating, designing and developing Gamma facilities to provide contract sterilization and radiation processing services to manufacturers of medical and advanced applications product. The Company currently operates thirteen Gamma facilities nationwide and one electron beam facilities.

    On September 21, 1998, the Company announced a new MiniCell(TM) facility located in Somerset, New Jersey. While the new location represents the Company's third irradiation processing facility located in the northeast, it is the Company's first facility designed to service the region's medical device community. The facility began operations in March 1999. On October 13, 1998, the Company announced plans to construct a gamma irradiation facility in Gilroy, California. The Gilroy facility will be dedicated to servicing the Company's advanced applications market and will feature a customized material handling system and it's new (OMEGA)megaCell(TM) irradiation processing system. The (OMEGA)megaCell(TM), a continuous pallet-type irradiator, is the Company's newest irradiation design. The Company expects operations to commence by the end of the third calendar quarter of 1999. On October 30, 1998 the Company purchased land and a building in West Memphis, Arkansas. The former irradiation facility was purchased from Stericycle, Inc. (Nasdaq: SRCL). The Company is renovating the existing structure and will install the Company's MiniCell irradiation system. This facility will service the medical applications market and is expected to begin operations by the end of the fourth calendar quarter of 1999. In December 1998, the Company purchased land and a building near Laem Chabang, Thailand. The Company is building an irradiation complex that will offer both gamma and electron beam technologies. The Company expects operations to commence by the end of the second calendar quarter of 1999. While the Company expects each of these facilities to be operational as noted, there can be no assurance that there will be no unforeseen delays.

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

    As a result of their own internal procedures, customers often delay qualification and use of a new facility until it has been operational for periods of up to 12 months. As a result, historically, the Company failed to realize a portion of anticipated revenues for the facility pending such qualification. Qualification generally requires the completion of various audit procedures by a customer's quality assurance personnel. Customers' decisions on timing of qualification of new facilities are based on various issues including internal policies and procedures, work load of internal quality assurance audit personnel and the need for amendments of certain FDA approvals. Certain customers will qualify a new facility shortly after opening, while others may delay for three, six, nine or twelve months depending on various internal issues. The Company generally does not have the ability to expedite this qualification process as the decisions are made independently by the individual customers.

    The Company has divided its operations into two divisions: medical and advanced applications, which includes materials processing. While the Company's primary market continues to be the sterilization of medical products, the Company continues to increase its focus on the irradiation and processing of advanced applications product and industrial materials. The Company has dedicated four of its Gamma facilities to processing primarily advanced applications product and industrial materials. In addition, a significant portion of the Company's revenues from its E-Beam facility are generated from the processing of advanced applications product and industrial materials.

    In addition to standard contract sterilization and radiation processing services, the Company continues to generate incremental revenues by offering its customers premium services such as ExCell(TM), precision dosing and validation services, and GammaSTAT(R), a guaranteed variable time-based service. Recently, the Company introduced two additional premium services, ElectroSTAT(TM), a guaranteed variable time-based service using E-Beam and SteriPro(TM), a consultative and technical assistance program created to assist medical device manufacturers with the development, validation and routine sterilization management of a sterile health care product. Revenues are recognized upon completion of the sterilization, processing or consultative services.

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

RESULTS OF OPERATIONS

    The following table provides a breakdown of the Company's consolidated statements of operations on a percentage of revenues basis for the periods indicated:


                                                              YEAR ENDED MARCH 31,
                                                          -----------------------------
                                                           1997        1998        1999
                                                          -----       -----       -----
               Revenues .............................     100.0%      100.0%      100.0%
               Cost of revenues .....................      54.2        51.6        50.5
                                                          -----       -----       -----
                                                           45.8        48.4        49.5
               Costs and expenses:
                 General and administrative .........      16.8        16.7        16.0
                 Marketing and selling ..............       6.6         7.5         7.6
                 Research, development and
               engineering ..........................       3.7         2.6         2.3
                                                           27.1        26.8        25.9
                                                          -----       -----       -----
               Income from operations ...............      18.7        21.6        23.6
               Other income (expense):
                 Interest income ....................       0.9         1.8         3.4
                 Interest expense ...................      (5.8)       (4.9)       (3.7)
                 Other income .......................       0.3         0.1         0.2
                                                          -----       -----       -----
               Income  before  provision  for  income
               taxes ................................      14.1        18.6        23.5
               Provision for income taxes ...........       5.6         7.3         9.3
                                                          -----       -----       -----
               Net income ...........................       8.5%       11.3%       14.2%
                                                          =====       =====       =====

FISCAL YEARS ENDED MARCH 31, 1997, 1998 AND 1999

REVENUES

Revenues increased 24.7% from $37.7 million in fiscal 1997 to $47.0 million in fiscal 1998, and 16.1% to $54.5 million in fiscal 1999. The increase in revenues in fiscal 1998 is primarily due to a full year of operations for the Company's facilities in Gurnee, Illinois; Hayward, California; Salem, New Jersey; Haw River, North Carolina; and Rockaway, New Jersey, and the addition of a second Fort Worth, Texas facility during the fiscal year, as well as the addition of the Company's first E-Beam facility in San Diego, California. Salem, Haw River and Rockaway are the former RTI, Inc. facilities acquired by the Company in August 1996. The increase from fiscal 1998 to fiscal 1999 is primarily attributable to increased sales from existing facilities, resulting from a combination of increased quantity of product processed, price increases, and an increase in the sale of premium services including the Company's latest premium service offering SteriPro. In addition, the increase in fiscal 1999 is attributable to the acquisition of the San Diego E-Beam facility which contributed revenue for only the last quarter of fiscal 1998 and a full year in fiscal 1999. See -- "Business - SteriPro" and "Note to Consolidated Financial Statements - Acquisitions".

COST OF REVENUES

    Cost of revenues increased from $20.4 million in fiscal 1997 to $24.2 million in fiscal 1998 and $27.5 million in fiscal 1999. Gross margin increased from 45.8% in fiscal 1997 to 48.4% in fiscal 1998 and 49.5% in fiscal 1999. The increase in gross margin in fiscal 1998 was primarily attributable to greater utilization of the Company's existing facilities which enabled the Company to leverage the fixed costs associated with such facilities, a higher percentage of revenue attributable to premium services, and the acquisition of the San Diego E-Beam facility, offset, in part, by the impact of the opening of the Hayward and Fort Worth II facilities. The increase in gross margin in fiscal 1999 was primarily attributable to greater utilization of the Company's existing facilities offset, in part, by the increase in installed Cobalt 60. The Company expects gross margin to fluctuate in future periods, and that it may be negatively impacted to the extent the Company adds facilities and continues to expand its installed capacity of Cobalt 60.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses increased 23.7% from $6.3 million in fiscal 1997 to $7.8 million in fiscal 1998, and 11.1% to $8.7 million in fiscal 1999. The increase in absolute dollars in fiscal 1998 was attributable to increases in corporate overhead, including the additional costs of becoming a public company, as well as increased headcount at the facility level attributable to the addition of three new facilities (including the acquisition of the San Diego E-Beam facility) during the fiscal year. The increase in absolute dollars in fiscal 1999 was primarily attributable to the increase in corporate overhead, including the cost of automation and maintenance of information systems, and the addition of personnel at both the facility and corporate level. As a percentage of revenues, these expenses decreased from 16.8% to 16.7% and 16.0% in fiscal 1997, 1998 and 1999, respectively. The decrease in general and administrative expenses as a percentage of revenue from fiscal 1997 to fiscal 1998 and fiscal 1999 was primarily due to economies of scale achieved as the Company's revenues increased. The Company expects general and administrative expenses will continue to increase in absolute dollars as the Company adds facilities and corresponding plant and corporate administration.

MARKETING AND SELLING

    Marketing and selling expenses increased 40.9% from $2.5 million in fiscal 1997 to $3.5 million in fiscal 1998, and 17.7% to $4.1 million in fiscal 1999. As a percentage of revenues, these expenses increased from 6.6% to 7.5% and 7.6% in fiscal 1997, 1998 and 1999, respectively. The increase in fiscal 1998 was primarily attributable to the addition of sales and marketing personnel at the corporate level in the newly organized Advanced Applications Division and, to a lesser extent, increased sales and marketing personnel at the facility level, and higher travel and advertising expenses. The increase in fiscal 1999 was primarily attributable to increased sales and marketing personnel at the facility and corporate level as well as increased travel, professional and advertising expenses. The Company expects marketing and selling expenses will continue to increase in absolute dollars and as a percentage of revenue as the Company continues to focus on revenue growth, expanding premium service offerings, and increasing market share.

RESEARCH, DEVELOPMENT AND ENGINEERING

     Research, development and engineering expenses decreased 11.0% from $1.4 million in fiscal 1997 to $1.2 million in fiscal 1998, and slightly increased 4.3% to $1.3 million in fiscal 1999. The slight fluctuations in absolute dollars in fiscal years 1998 and 1999 are primarily attributable to short-term fluctuations in headcount and travel related expenditures. As a percentage of revenues, these expenses decreased from 3.7% in fiscal 1997 to 2.6% in fiscal 1998 and decreased to 2.3% in fiscal 1999. The decreases year over year are attributable to economies of scale gained as the Company's revenue increased. The Company expects research, development and engineering expenses to increase in absolute dollars as it intends to design and develop new facilities and systems, as well as increasing personnel resources in fiscal year 2000.

INTEREST INCOME

    Interest income increased 143.8% from $343,000 in fiscal 1997 to $835,000 in fiscal 1998 and 122.6% to $1.9 million in fiscal 1999. The increase in fiscal 1998 is attributable to the earnings on invested proceeds from the Company's initial public offering in August 1997 and to a lesser extent, earnings on invested proceeds from the issuance of a tax-free Industrial Revenue Bond ("IRB") in July 1997. The increase in fiscal 1999 is attributable to earnings on the invested proceeds from the Company's initial and follow-on public offerings of stock, in August 1997 and February 1998. As a percentage of revenues, interest income increased from 0.9% to 1.8% and 3.4% in fiscal 1997, 1998 and 1999, respectively. The Company expects interest income to decline in both absolute dollars and as a percentage of revenue, as the funds are used for capital expenditures. See "Liquidity and Capital Resources."

INTEREST EXPENSE

    Interest expense increased 6.3% from $2.2 million in fiscal 1997 to $2.3 million in fiscal 1998, and decreased 13.0% to $2.0 million in fiscal 1999. In fiscal 1998 interest expense increases were primarily due to higher levels of borrowings of tax-free IRB financing, offset by a reduction in bank financing, which was repaid during the year with a portion of the proceeds from the Company's initial public offering, and the reduction in the Company's outstanding capital lease debt. The decrease in fiscal 1999 is attributable to lower tax-free IRB financing expenses, primarily as a result of lower average interest expense and to a lesser extent to lower administration fees. As a percentage of revenue, interest expense decreased from 5.8% in fiscal 1997 to 4.9% and 3.7% in fiscal 1998 and 1999, respectively. Taxfree IRB debt carries variable interest rates, 3.0% and 3.2% at fiscal year end March 31, 1999. See "Risk Factors - Substantial Debt."

PROVISION FOR INCOME TAXES

    The annual effective tax rates for 1997, 1998 and 1999 were 39.5%, 39.1% and 39.4%, respectively. The decrease in the tax rate from 1997 to 1998 is attributable to the fact that the nondeductible expenses, which remained the same year to year, had a lower impact on increased 1998 pretax income. The increase in the tax rate from 1998 to 1999 relates primarily to an increase in the federal statutory rate from 34% to 35%.

The recorded tax rates differ from the federal statutory rate primarily due to state income taxes. The Company's net deferred tax liabilities relate primarily to tax depreciation taken in excess of book depreciation. As a result of the facility in Thailand, the Company's effective tax rate could increase in future years if the Thailand operation experienced significant losses. See "Risk Factors - Risks Associated with International Expansion."

LIQUIDITY AND CAPITAL RESOURCES

    In August 1997, the Company completed its initial public offering of Common Stock, raising approximately $21.4 million, net of expenses. Additionally, the Company completed a follow-on offering of Common Stock in February 1998, raising approximately $8.8 million, net of expenses. Prior to the initial and follow-on public offerings, the Company had financed its operations with cash from operations, capital leases, IRB and bank financing, and the private placement of equity securities. At March 1999, the Company had $22.8 million in cash and cash equivalents and $28.3 million in working capital.

    Net cash provided by operating activities was $12.2 million, $13.3 million and $18.2 million in fiscal 1997, 1998 and 1999, respectively. Net cash provided by operating activities in fiscal 1997, fiscal 1998 and fiscal 1999 was primarily attributable to net income and depreciation.

    Net cash used in investing activities was $19.1 million, $33.5 million and $5.5 million in fiscal 1997, 1998 and 1999, respectively. For fiscal years 1997 and 1998 this was primarily attributable to the purchase of property, plant and equipment (including Cobalt 60) and, for fiscal 1998, the assets acquired in the acquisition of the San Diego E-Beam facility, as well as the purchase of short term investments. For fiscal 1999, net cash used in investing activities was attributed to the purchase of property plant and equipment and to a lesser extent, the purchase of short term investments, offset to a large extent by the maturities of short term investments.

    Net cash (used in) provided by financing activities was $(1.0) million, $30.8 million and $(2.6) million in fiscal 1997, 1998 and 1999, respectively. Net cash used in financing activities in fiscal 1997 was primarily attributable to repayment of a term loan and Cobalt 60 financing, offset, in part, primarily by increases in IRB financing. Net cash provided by financing activities in fiscal 1998 was primarily attributable to net proceeds of $21.4 million from the Company's initial public offering in August 1997, the net proceeds of $8.8 million from the Company's follow-on public offering in February 1998, and an increase in IRB financing, offset in part by the repayment of bank, IRB and Cobalt 60 financing, and to a lesser extent, the redemption of Preferred Stock. Net cash provided by financing activities in fiscal 1999 was primarily attributable to the early retirement of capital lease debt associated with Cobalt 60 financing, partially offset by the issuance of Common Stock under the Company's equity incentive and employee stock purchase plans.

    Noncash financing activities included the acquisition of Cobalt 60 through capital leases totaling $2.5 million in fiscal year 1997 and the issuance of Common Stock, totaling $2.1 million, in connection with the acquisition of the San Diego facility in fiscal year 1998. Additionally, in 1998, noncash financing included $93,000 from income tax benefits on stock options, which also accounted for $1.4 million of noncash financing in fiscal 1999.

    The Company has a $3.5 million revolving line of credit with a bank that carries a fixed interest rate (8.5% at March 31, 1999), collateralized by certain assets of the Company. The line of credit is payable on demand, and at March 31, 1998 and March 31, 1999, no amount was outstanding under this line of credit. The payment of cash dividends on the Company's Common Stock is limited by the terms of the Company's revolving line of credit.

    At March 31, 1999, the Company had $36.0 million in IRB financing, which bears interest at market rates (either 3.2% or 3.0% at March 31, 1999). The IRBs are collateralized by certain assets of the Company at March 31, 1999 and by letters of credit with a bank. The Company is able to issue only $4.0 million of additional tax-free IRBs until it reaches the maximum aggregate tax-free IRB limit of $40.0 million. Thereafter, the Company will be required to obtain any additional financing through higher cost funding sources. See "Risk Factors - Substantial Debt."

    The Company had capital expenditures of $18.6 million, $7.3 million and $22.6 million in fiscal 1997, 1998 and 1999, respectively. The Company currently expects to make capital expenditures of approximately $48.6 million during fiscal 2000. These expenditures will include, but are not limited to, the purchase of additional Cobalt 60, new facilities and renovations to existing facilities.

    SteriGenics believes that existing cash balances, including the net proceeds of its two public offerings of Common Stock, cash expected to be generated from operations and available credit facilities will be sufficient to fund the Company's anticipated capital expenditures, operations and repayment of debt, at least through the end of the second quarter of fiscal 2000. Thereafter, the Company will utilize existing and future credit facilities. There can be no assurance that adequate sources of capital will be available in the future or, if available, will be on terms acceptable to the Company.

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

    Management has formed a committee, led by an outside Information Systems Consultant, to quantify, evaluate, recommend, and implement procedures to assess the Company's year 2000 readiness. Members of the committee are continuing the process of working with the Company's employees, as well as software and hardware vendors in order for the Company to achieve year 2000 readiness. Also, included in the committee's scope is the compliance of customers and level one suppliers. This includes written certification that these customers and suppliers and/or their products are year 2000 compliant. Level one suppliers are defined as those critical to the Company's sterilization and irradiation processes. In the third quarter of fiscal 1999, the committee increased its scope to include other significant third parties, such as telephone and security suppliers. The Committee has also initiated contingency plans for implementation in the event that the Company, its level one suppliers or significant third parties, fails to adequately address the year 2000 issue.

    During the fourth quarter of fiscal 1999, the Company implemented a test plan and specification for its year 2000 readiness program ("Y2K Program"). The Y2K Program allowed the Committee to review an inventory of all of the Company's hardware and software, its level of business impact on the operations of the Company, and to implement its repair or replacement. Included in the Y2K program, the Company has completed its review of its financial reporting systems. As of March 31, 1999, it has installed or upgraded all software necessary to be year 2000 compliant. The cost to bring the financial reporting systems up to year 2000 compliance was expensed as incurred and was not material. With respect to the Company's other internal systems, and all Company hardware, a review is progressing. In addition, certain systems have been either year 2000 certified or upgraded to attain year 2000 readiness. Costs for these upgrades have been expensed as incurred and have not been material to date. Management does not anticipate that the Company will incur additional, significant operating expenses or be required to invest heavily in computer systems improvements to complete year 2000 readiness. Significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance. Any year 2000 compliance problem of either the Company or its suppliers or customers could materially adversely affect the Company's business, results of operations and financial condition.

ADOPTION OF NEW ACCOUNTING STANDARDS

    In fiscal 1999, the Company adopted Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") and No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131"). FAS 130 establishes rules for reporting and displaying comprehensive income. FAS 131 requires the Company to use the "management approach" in disclosing segment information. The adoption of FAS 130 or FAS 131 did not have an impact on the Company's results of operations or financial position.

    In April 1999, AcSEC issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires the costs of start-up activities and organization costs to be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect that the adoption of SOP No. 98-5 will have a material impact on its financial statements.

     In June 1998, the Financial Accounting Standards Board issued statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Management does not anticipate that the adoption of the new Statement will have a significant effect on results of operations or the financial position of the Company.

RECENT DEVELOPMENTS

    On June 10, 1999, SteriGenics entered into a Merger Agreement (the "Merger Agreement") with Ion Beam Applications, s.a. ("IBA"), a Belgian corporation, Ion Beam Applications GP, and IBA Acquisition Corp. ("Purchaser"). Under the terms of the Merger Agreement, Purchaser has commenced a tender offer (the "Offer") for all outstanding shares of the Company's Common Stock (and associated Preferred Share Purchase Rights) (the "Shares") for $27.00 per share in cash. The Offer is currently scheduled to expire at 12:00 Midnight, New York City time, on Thursday, July 15, 1999. Subject to the term of the Merger Agreement, following completion of the Offer, Purchaser will be merged into SteriGenics and all Shares not purchased in the Offer will be converted to the right to receive $27.00 per Share in cash, without interest. For additional information with respect to the Offer, see the Company's Schedule 14D-9 Solicitation/Recommendation Statement filed with the Securities and Exchange Commission on June 24, 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risk, including changes to interest rates and foreign currency exchange rates. A discussion of the Company's accounting policies for financial instruments and further disclosures relating to financial instruments is included in the Organization and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

    The Company monitors the risks associated with interest rates and foreign currency exchange rate risks and has established policies and business practices to protect against these and other exposures. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument and does not permit derivative financial instruments in its investment portfolio. As the result, the Company does not expect any material loss with respect to its investment portfolio.

    At March 31, 1999, the Company held $22.8 million in cash and cash equivalents, $2.6 million in short-term investments, and $36.0 million in tax-free IRB debt, all of which are subject to interest rate fluctuations. Based on the amount and terms of these financial instruments, the Company believes fluctuations in interest rates would not result in a material adverse effect.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                FINANCIAL SECTION


Consolidated Balance Sheets .............................................     30
Consolidated Statements of Operations ...................................     31
Consolidated Statement of Stockholders' Equity ..........................     32
Consolidated Statements of Cash Flows ...................................     33
Notes to Consolidated Financial Statements ..............................     34
Report of Ernst & Young LLP, Independent Auditors .......................     44

                         STERIGENICS INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                                   MARCH 31,
                                                                        --------------------------------
                                                                            1998                1999
                                                                        -------------      -------------
Current assets:
  Cash and cash equivalents:
    Unrestricted ..................................................     $  11,691,383      $  21,753,171
    Restricted ....................................................           968,725          1,011,419
  Short-term investments ..........................................        19,257,339          2,622,287
  Accounts  receivable,  net of  allowance of $ 218,000 and
      $220,000 at .................................................         6,165,027          6,946,823
    March 31, 1998 and 1999
  Prepaid expenses and other current assets .......................         1,158,278          1,045,733
  Deferred income taxes ...........................................         1,675,244          1,052,185
                                                                        -------------      -------------
Total current assets ..............................................        40,915,996         34,431,618
Property, plant and equipment, net ................................        81,704,679         94,330,956
Other assets ......................................................         8,054,174          7,320,344
                                                                        -------------      -------------
         Total assets .............................................     $ 130,674,849      $ 136,082,918
                                                                        =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ................................................     $   1,035,282      $     838,851
  Accrued liabilities .............................................         5,038,597          4,116,379
  Income taxes payable ............................................         1,684,174            102,992
  Current portion of capital lease obligations ....................         2,872,810            176,953
  Current portion of long-term debt ...............................           500,000            930,000
                                                                        -------------      -------------
Total current liabilities .........................................        11,130,863          6,165,175
Capital lease obligations, less current portion ...................         3,266,246            405,207
Long-term debt, less current portion ..............................        36,000,000         35,070,000
Deferred income taxes .............................................        10,586,847         13,414,590
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $0.001 par value:
    Authorized shares -- 1,000,000 at March 31, 1998 and
       March 31, 1999
    Issued and outstanding shares-- none ..........................                --                 --
  Common Stock, $0.001 par value:
    Authorized shares -- 15,000,000
    Issued and  outstanding  shares -- 7,681,323  at March 31, 1998             7,681              7,996
      and 7,995,546 at March 31, 1999
  Additional paid-in capital ......................................        48,089,859         51,609,860
  Notes receivable from sale of Common Stock to employees .........           (49,499)                --
  Retained earnings ...............................................        21,642,852         29,410,090
                                                                        -------------      -------------
Total stockholders' equity ........................................        69,690,893         81,027,946
                                                                        -------------      -------------
         Total liabilities and stockholders' equity ...............     $ 130,674,849      $ 136,082,918
                                                                        =============      =============



                             See accompanying notes.

                         STERIGENICS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                       YEAR ENDED MARCH 31,
                                                          ------------------------------------------------
                                                              1997              1998             1999
                                                          ------------      ------------      ------------
Revenues ............................................     $ 37,668,198      $ 46,954,902      $ 54,529,020
Cost of revenues ....................................       20,425,350        24,231,361        27,528,527
                                                          ------------      ------------      ------------
                                                            17,242,848        22,723,541        27,000,493
Costs and expenses:
  General and administrative ........................        6,345,112         7,849,969         8,719,814
  Marketing and selling .............................        2,482,124         3,496,943         4,116,723
  Research, development and engineering .............        1,380,821         1,228,824         1,282,218
                                                          ------------      ------------      ------------
                                                            10,208,057        12,575,736        14,118,755
                                                          ------------      ------------      ------------
Income from operations ..............................        7,034,791        10,147,805        12,881,738
Other income (expense):
  Interest income ...................................          342,657           835,288         1,859,351
  Interest expense ..................................       (2,178,967)       (2,315,784)       (2,015,368)
  Other income ......................................          115,347            46,846            91,149
                                                          ------------      ------------      ------------
Income before provision for income taxes ............        5,313,828         8,714,156        12,816,870
Provision for income taxes ..........................        2,099,065         3,407,683         5,049,632
                                                          ------------      ------------      ------------
Net income ..........................................     $  3,214,763      $  5,306,473      $  7,767,238
                                                          ============      ============      ============
Pro forma basic net income per share ................     $       0.66      $       0.86
                                                          ============      ============
Basic net income per share ..........................                                         $       0.99
                                                                                              ============

Shares used in computing pro forma basic
 net income per share ...............................        4,860,685         6,180,980
                                                          ============      ============

Shares used in computing basic net income per share .                                            7,823,634
                                                                                              ============

Diluted net income per share ........................     $       0.62      $       0.79      $       0.93
                                                          ============      ============      ============
Shares used in computing diluted net income per share        5,164,679         6,711,438         8,353,336
                                                          ============      ============      ============


                             See accompanying notes.

                        STERIGENICS INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                      CONVERTIBLE
                                                     PREFERRED STOCK                                COMMON STOCK
                                           -----------------------------------           -----------------------------------
                                              SHARES                 AMOUNT                 SHARES                AMOUNT
                                           ------------           ------------           ------------           ------------
Balance at March 31, 1996 .......             1,772,727                  1,773              3,056,042                  3,056
Net and comprehensive income ....                    --                     --                     --                     --
                                           ------------           ------------           ------------           ------------
Balance at March 31, 1997 .......             1,772,727                  1,773              3,056,042                  3,056
Conversion of Preferred Stock
to Common Stock .................            (1,772,727)                (1,773)             1,772,727                  1,773

Issuance of Common Stock, net
  of issuance costs of $3,570,501                    --                     --              2,575,000                  2,575

Issuance of Common Stock
  pursuant to Nicolet acquisition                    --                     --                109,307                    109

Issuance of Common Stock
  pursuant to employee stock
  purchase plan January 30, 1998                     --                     --                 32,111                     32

Exercise of options .............                    --                     --                136,136                    136
Income tax benefit from stock
  option transactions ...........                    --                     --                     --                     --
Repayment of notes receivable ...                    --                     --                     --                     --
Net and comprehensive income ....                    --                     --                     --                     --
                                           ------------           ------------           ------------           ------------
Balance at March 31, 1998 .......                    --                     --             69,690,893
                                                                                                                   7,681,323
Issuance of Common Stock
  pursuant to employee stock
  purchase plan .................                    --                     --                 88,542                     89
Exercise of options .............                    --                     --                    226              1,233,098

Income tax benefit from stock
  option transactions ...........                    --                     --                     --                     --
Repayment of notes receivable ...                    --                     --                     --                     --
Net and comprehensive income ....                    --                     --                     --                     --
                                           ------------           ------------           ------------           ------------
Balance at March 31, 1999 .......                    --           $         --              7,995,546           $      7,996
                                           ============           ============           ============           ============


                                                                     NOTES
                                                                  RECEIVABLE
                                                                     FROM
                                                                    SALE OF
                                           ADDITIONAL               COMMON                                       TOTAL
                                             PAID-IN               STOCK TO               RETAINED             STOCKHOLDERS'
                                             CAPITAL               EMPLOYEES              EARNINGS                EQUITY
                                           ------------          ------------           ------------           ------------
Balance at March 31, 1996 .......            14,726,994               (88,170)            13,121,616             27,765,269
Net and comprehensive income ....                    --                    --              3,214,763              3,214,763
                                           ------------          ------------           ------------           ------------
Balance at March 31, 1997 .......            14,726,994               (88,170)            16,336,379             30,980,032
Conversion of Preferred Stock
to Common Stock .................                    --                    --                     --                     --

Issuance of Common Stock, net
  of issuance costs of $3,570,501            30,201,924                    --                     --             30,204,499

Issuance of Common Stock
  pursuant to Nicolet acquisition             2,063,061                    --                     --              2,063,170

Issuance of Common Stock
  pursuant to employee stock
  purchase plan January 30, 1998                336,860                    --                     --                336,892

Exercise of options .............               667,936                    --                     --                668,072
Income tax benefit from stock
  option transactions ...........                93,084                    --                     --                 93,084
Repayment of notes receivable ...                    --                38,671                     --                 38,671
Net and comprehensive income ....                    --                    --              5,306,473              5,306,473
                                           ------------          ------------           ------------           ------------
Balance at March 31, 1998 .......
                                                  7,681            48,089,859                (49,499)            21,642,852
Issuance of Common Stock
  pursuant to employee stock
  purchase plan .................               921,568                    --                     --                921,657
Exercise of options .............                    --                    --              1,233,324

                                                                                                                   225,681
Income tax benefit from stock
  option transactions ...........             1,365,335                    --                     --              1,365,335
Repayment of notes receivable ...                    --                49,499                     --                 49,499
Net and comprehensive income ....                    --                    --              7,767,238              7,767,238
                                           ------------          ------------           ------------           ------------
Balance at March 31, 1999 .......          $ 51,609,860          $         --           $ 29,410,090           $ 81,027,946
                                           ============          ============           ============           ============


                             See accompanying notes.

                         STERIGENICS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                          YEAR ENDED MARCH 31,
                                                                        ----------------------------------------------------------
                                                                             1997                  1998                   1999
                                                                        ------------           ------------           ------------
OPERATING ACTIVITIES:
Cash flows from operating activities:
  Income from continuing operations ..........................          $  3,214,763           $  5,306,473           $  7,767,238
  Reconciliation to net cash provided by operating activities:
     Depreciation ............................................             8,200,411              9,596,762              9,984,771
     Amortization ............................................                70,605                155,743                303,795
     Deferred income tax liability ...........................               833,812              1,178,155              2,827,743
     Deferred income tax asset ...............................              (149,395)              (566,527)               623,059
     Changes in assets and liabilities:
       Accounts receivable ...................................            (1,114,874)            (1,573,416)              (781,796)
       Prepaid expenses and other current assets .............              (241,161)              (175,360)               162,043
       Accounts payable and accrued liabilities ..............             1,369,584               (616,629)            (2,699,830)
                                                                        ------------           ------------           ------------
Net cash provided by operating activities ....................            12,183,745             13,305,201             18,187,023
INVESTING ACTIVITIES:
Purchases of property, plant and equipment ...................           (18,613,378)            (7,333,503)           (22,611,048)
Purchases of short term investments ..........................                    --            (19,257,339)            (7,586,224)
Maturities of short term investments .........................                    --                     --             24,221,276
Acquisition of certain assets of Nicolet .....................                    --             (5,001,052)                    --
Proceeds from sale of investment in joint venture ............             1,249,000                     --                     --
Other assets .................................................            (1,779,364)            (1,910,123)               430,035
                                                                        ------------           ------------           ------------
Net cash used in investing activities ........................           (19,143,742)           (33,502,017)            (5,545,961)
FINANCING ACTIVITIES:
Issuance of Common Stock .....................................                    --             30,541,391                921,657
Redemption of Preferred Stock ................................                    --             (1,500,000)                    --
Exercise of stock options ....................................                    --                761,156              2,598,659
Borrowings under industrial revenue bonds ....................             8,750,000              5,000,000                     --
Borrowings under term loan and line of credit ................             2,881,619                700,000                     --
Repayments on term loan, line of credit, industrial
  revenue bonds and capital leases ...........................           (12,620,719)            (4,603,023)            (6,056,896)
Increase in restricted cash ..................................               (40,889)               (83,667)               (42,694)
                                                                        ------------           ------------           ------------
Net cash (used in) provided by financing activities ..........            (1,029,989)            30,815,857             (2,579,274)
                                                                        ------------           ------------           ------------
Net increase (decrease) in unrestricted cash and
cash equivalents .............................................            (7,989,986)            10,619,041             10,061,788

Unrestricted cash and cash equivalents at
beginning of period ..........................................             9,062,328              1,072,342             11,691,383
                                                                        ------------           ------------           ------------

Unrestricted cash and cash equivalents at end of period ......          $  1,072,342           $ 11,691,383           $ 21,753,171
                                                                        ============           ============           ============
NONCASH FINANCING ACTIVITIES:
Assets acquired under capital leases .........................          $  2,508,127           $         --           $         --
Common Stock issued in connection with the acquisition
  of Nicolet .................................................          $         --           $  2,063,170           $         --
Income tax benefit from stock options ........................          $         --           $     93,084           $  1,365,335


                             See accompanying notes.

                         STERIGENICS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

    SteriGenics International, Inc. (the "Company") was incorporated in the state of California in 1978. In July 1997, the Company was reincorporated in the state of Delaware. The Company performs contract sterilization and radiation processing services using gamma radiation ("Gamma") and electron beam radiation ("E-Beam"). The Company operates 13 Gamma facilities in several states and one E-Beam facility in San Diego, California. During fiscal 1999, the Company announced plans for two additional gamma facilities in the United States and one irradiation complex in Thailand featuring Gamma and E-Beam. All three facilities are expected to commence operation by the end of calendar 1999.

Basis of Presentation

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SteriGenics East Corporation, SteriGenics International Holding Corporation and RSI Leasing, Inc. SteriGenics East Corporation includes three facilities located along the eastern seaboard of the United States. SteriGenics International Holding Corporation holds investments in the Company's joint venture in Taiwan (see Note 9). In addition, SteriGenics International Holding Corporation owns SteriGenics Cayman, which owns SteriGenics Thailand Ltd. (see Note 10). RSI Leasing, Inc. leases Cobalt 60 to the Company and includes a facility located in San Diego, California. All significant intercompany accounts and transactions have been eliminated.

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

Revenue Recognition

    Revenue from manufacturers is recognized upon the completion of sterilization, irradiation processing or consultative services. No customer accounted for more than 10% of revenues during fiscal years 1997, 1998 or 1999.

Advertising Costs

    Advertising costs are recorded as an expense when incurred. Advertising costs were approximately $289,000, $348,000 and $227,000 for the years ended March 31, 1997, 1998 and 1999, respectively. The Company does not incur any direct response advertising costs.

Cash and Cash Equivalents

    The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company is exposed to credit risk in the event of default by the financial institutions or issuers of the investments to the extent of the amounts recorded on the balance sheet.

Short-Term Investments

    The Company invests its excess cash in high-quality commercial paper with maturity less than one year. At March 31, 1999, all short-term investments are designated as available for sale. Interest and dividends on the investments are included in interest income. There were no realized gains or losses on the Company's investments during fiscal 1997, 1998 and 1999 as all investments were held to maturity during the year. At March 31, 1999, the fair value of short-term investments approximates cost.

Financial Instruments

    The estimated fair values of financial instruments approximate the carrying values at March 31, 1999 and 1998 using available market information and appropriate valuation methodologies. The fair value of long-term debt is estimated using discounted cash flow analysis and the Company's current incremental borrowing rate.

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

    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in cash equivalents and short-term investments. The Company uses local banks and various investment firms to invest its excess cash. The Company is exposed to credit risk in the event of default by these institutions or issuers of the investments to the extent of the amount recorded on the balance sheet.

Property, Plant and Equipment

    Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Cobalt 60 isotope is amortized using an accelerated method (approximately 12.3% of net book value per year) which relates to the natural decay of the isotope. For all other property, plant and equipment, depreciation is computed using the straight-line method over estimated useful lives of three to thirty years. Amortization of Cobalt 60 is included with depreciation expense in the accompanying consolidated financial statements.

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

Stock-Based Compensation

    As permitted under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), the Company accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and will provide pro forma disclosures of net income and earnings per share as if the fair value basis method prescribed by FAS 123 had been applied in measuring employee compensation expense (see Note 4.)

Net Income Per Share

    In accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), all prior period net income per share amounts have been restated to reflect basic and diluted per share amounts.

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

    The following table sets forth the computation of pro forma basic, basic and diluted net income per share (in thousands, except per share amounts):


                                                                              YEARS ENDED MARCH 31,
                                                                       --------------------------------------
                                                                        1997            1998            1999
                                                                       ------          ------          ------
               Numerator for basic and diluted:
                 Net income .................................          $3,215          $5,306          $7,767
                                                                       ======          ======          ======
               Denominator:
                 Weighted average common shares outstanding .           3,056           5,504           7,824
                 Shares related to SEC Staff Accounting .....              32              12              --
                                                                       ------          ------          ------
               Bulletins
               Denominator for basic net income per share ...           3,088           5,516           7,824
               Conversion of Preferred Stock (pro forma) ....           1,773             665              --
                                                                       ------          ------          ------
               Denominator for pro forma basic net income per           4,861           6,181
               share Stock options ..........................             304             530             529
                                                                       ------          ------          ------
               Denominator for diluted net income per share .           5,165           6,711           8,353
                                                                       ======          ======          ======
               Pro forma basic net income per share .........          $ 0.66          $ 0.86
                                                                       ======          ======
               Basic net income per share ...................                                          $ 0.99
                                                                                                       ======
               Diluted net income per share .................          $ 0.62          $ 0.79          $ 0.93
                                                                       ======          ======          ======

    Options to purchase 88,250 and 305,995 shares of Common Stock were outstanding in the years ended March 31, 1998 and 1999 respectively, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

    Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. The Company has elected to disclose its comprehensive earnings in its statement of stockholders' equity.

    The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," in fiscal 1999. Statement No. 131 supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," and establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in deciding how to allocate resources and in assessing performance. The Company has determined that under Statement No. 131, it operates in one segment of contract sterilization. The Company's customers and operations are primarily in the United States.

New Accounting Pronouncements

    In April 1999, AcSEC issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires the costs of start-up activities and organization costs to be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect that the adoption of SOP No.98-5 will have a material impact on its financial statements.

    In June 1998, the Financial Accounting Standards Board issued statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Management does not anticipate that the adoption of the new Statement will have a significant effect on results of operations or the financial position of the Company.

2. BALANCE SHEET COMPONENTS

Property, Plant and Equipment

    Property, plant and equipment consist of the following:


                                                                             MARCH 31,
                                                                  ----------------------------------
                                                                      1998                  1999
                                                                  ------------          ------------
               Land ....................................          $  2,105,244          $  2,790,002
               Buildings ...............................            19,858,531            19,942,349
               Cobalt 60 isotope .......................            73,076,015            82,450,964
               Furniture and fixtures ..................             4,994,345             6,560,994
               Machinery and equipment .................            30,918,948            31,729,740
               Construction-in-progress ................               641,610             8,484,748
                                                                  ------------          ------------
                                                                   131,594,693           151,958,797
               Accumulated depreciation and amortization            49,890,014            57,627,841
                                                                  ------------          ------------
                                                                  $ 81,704,679          $ 94,330,956
                                                                  ============          ============


Other Assets

    Other assets consist of the following:


                                                                                    MARCH 31,
                                                                          ------------------------------
                                                                             1998                1999
                                                                          ----------          ----------
               Industrial revenue bond costs (net of
               accumulated amortization of $435,000 in 1998, and
               $516,000 in 1999) ...............................          $  969,233          $  888,290
               Goodwill (see Notes 1 and 10) ...................           4,229,133           4,006,278
               Other ...........................................           2,917,068           2,487,036
                                                                          ----------          ----------
                                                                           8,115,434           7,381,604
               Less current portion of bond costs ..............              61,260              61,260
                                                                          ----------          ----------
                                                                          $8,054,174          $7,320,344
                                                                          ==========          ==========

Accrued Liabilities

    Accrued liabilities consist of the following:


                                                                            MARCH 31,
                                                                   ------------------------------
                                                                      1998                1999
                                                                   ----------          ----------
               Compensation .............................          $1,972,534          $1,948,518
               Property tax .............................             614,169             584,461
               Legal and accounting .....................             403,571             308,556
               Sales and other non-income taxes .........             294,196             191,157
               Other ....................................           1,754,127           1,083,687
                                                                   ----------          ----------
                                                                   $5,038,597          $4,116,379
                                                                   ==========          ==========

3. BORROWING ARRANGEMENTS

    Long-term debt consists of:

                                                                                                      MARCH 31,
                                                                                          --------------------------------
                                                                                             1998                  1999
                                                                                          -----------          -----------
               Industrial revenue bond, due in March 2005, with
                interest at the contract formula rate of 3.7% and
                3.0% at March 31, 1998 and
                March 31, 1999, respectively ...................................          $ 5,250,000          $ 5,250,000
               Industrial revenue bond, due in December 2004, with interest at the contract formula rate of 3.7% and 3.0% at March 31, 1998 and
                March 31, 1999, respectively ...................................            4,900,000            4,900,000
               Industrial revenue bond, due in November 2005, with interest at the contract formula rate of 3.7% and 3.0% at March 31, 1998 and
                March 31, 1999, respectively ...................................            4,600,000            4,600,000
               Industrial revenue bond, due in annual principal installments of
                $500,000 beginning in March 1999, with interest
                at the contract formula rate of 3.9% and 3.2% at
                March 31, 1998 and March 31,
                1999, respectively .............................................            9,000,000            8,500,000
               Industrial revenue bond, due in annual principal installments of
                $430,000 beginning in May 1999, with interest at
                the contract formula rate of 3.9% and 3.2% at
                March 31, 1998 and March 31,
                1999, respectively .............................................            7,750,000            7,750,000

               Industrial revenue bond, due in July 2017, with interest at the contract formula rate of 3.9% and 3.2% at March 31, 1998 and
                March 31, 1999, respectively ...................................            5,000,000            5,000,000
                                                                                           36,500,000           36,000,000
               Less current portion ............................................              500,000              930,000
                                                                                          -----------          -----------
                                                                                          $36,000,000          $35,070,000
                                                                                          ===========          ===========

    Industrial revenue bonds are collateralized by certain assets of the Company and by letter of credit agreements with a bank. The Company is required under certain industrial revenue bond agreements to maintain cash reserves in the amount of the bond interest payments due within one year. At March 31, 1998 and 1999, there were approximately $969,000 and $1.0 million recorded, respectively, as restricted cash associated with the outstanding industrial revenue bonds.

    The Company has a $3.5 million revolving line of credit with a bank, payable on demand, with a fixed interest rate of 8.5% at March 31, 1998 and 1999, collateralized by certain assets of the Company. At March 31, 1998 and 1999, no amount was outstanding under this line of credit.

    Payments of principal due on long-term debt for the five-year period from March 31, 1999 and thereafter are:

               2000 ..........          $   930,000
               2001 ..........              930,000
               2002 ..........              930,000
               2003 ..........              930,000
               2004 ..........              930,000
               Thereafter ....           31,350,000
                                        -----------
                         Total          $36,000,000
                                        ===========

    Cash payments for interest in fiscal 1997, 1998 and 1999 were approximately $1,875,000, $1,664,000 and $1,444,000, respectively.

4. STOCKHOLDERS' EQUITY

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

    In July 1997, the stockholders approved the adoption of the 1997 Equity Incentive Plan, as amended, and the 1997 Stock Plan, under which a total of 1,025,000 shares and 175,000 shares, respectively, of the Company's authorized but unissued Common Stock have been reserved for issuance thereunder. Subsequently, the remaining available shares under the 1986 Stock Plan and the 1997 Stock Plan became available for issuance under the 1997 Equity Incentive Plan.

    Activity under the option plans was as follows:


                                                     OUTSTANDING OPTIONS
                                                   --------------------------
                                                                    WEIGHTED
                                                    NUMBER           AVERAGE
                                                      OF              PRICE
                                                    SHARES          PER SHARE
                                                   -------          ---------
               Balance at March 31, 1996           638,925           $   4.98
                 Granted ...............            97,000           $   5.64
                 Exercised .............                --           $     --
                 Canceled ..............           (33,000)          $   4.91
                                                  --------
               Balance at March 31, 1997           702,925           $   5.07
                 Granted ...............           447,000           $  12.60
                 Exercised .............          (136,136)          $   4.98
                 Canceled ..............           (23,140)          $   6.38
                                                  --------
               Balance at March 31, 1998           990,649           $   8.44
                 Granted ...............           254,900           $  19.45
                 Exercised .............          (225,681)          $   5.46
                 Canceled ..............           (41,836)          $  17.47
                                                  --------
               Balance at March 31, 1999           978,032           $  11.62
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

    At March 31, 1999, options outstanding under the stock option plans were as follows:


                                                    OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                                          WEIGHTED                     -------------------------
                                                           AVERAGE       WEIGHTED                        WEIGHTED
                                                          REMAINING       AVERAGE                         AVERAGE
                                          NUMBER         CONTRACTUAL     EXERCISE         NUMBER         EXERCISE
               EXERCISE PRICE          OUTSTANDING          LIFE           PRICE       EXERCISABLE         PRICE
               --------------          -----------  ------------------   --------      -----------       --------
               $ 4.90 -- $ 5.00          317,528            4.40         $  4.94         281,874         $  4.94
               $ 7.00 -- $10.80          351,509            8.28           10.58         133,451           10.62
               $16.63 -- $19.75          230,795            9.12           19.37          25,069           19.36
               $20.00 -- $23.50           78,200            8.97           20.56          16,468           20.32
                                         -------                                         -------
                                         978,032                                         456,862
                                         =======                                         =======

    At March 31, 1997, options to purchase 487,014 shares of Common Stock were exercisable at an average exercise price of $5.01 per share. At March 31, 1998, options to purchase 431,290 shares of Common Stock were exercisable at an average exercise price of $5.00 per share. At March 31, 1999, 543,054 shares were available for future grant under the plans.

    The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net income and earnings per share is required by FAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. For options granted prior to the initial public offering, the fair value for these options was estimated at the date of grant using the minimum value option pricing method. For options granted subsequent to the initial public offering, the fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the years ended March 31:


                                                1997     1998     1999
                                                ----     ----     ----
               Risk-free interest rate (%)      6.37     5.79     4.55
               Dividend yield .............       --       --       --
               Volatility factor ..........       --     0.68     0.78
               Expected option life (years)     3.57     5.20     5.55

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

    Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with a method prescribed in FAS 123, the Company's net income and net income per share would have been decreased to the pro forma amounts indicated below:

                                                               1997              1998              1999
                                                          -------------     -------------     -------------
               Pro forma net income .................     $   3,139,858     $   4,288,371     $   5,990,261
               Pro forma basic net income per share .              0.65              0.69              0.77
               Pro forma diluted net income per share              0.61              0.64              0.72

    The weighted average fair value of options granted in fiscal 1997, 1998 and 1999 was $1.10, $5.97 and $10.84 per share, respectively.

    Because FAS 123 is applicable only to options granted subsequent to March 31, 1995, its pro forma effect will not be fully reflected until the year ending March 31, 2000. The effects of applying FAS 123 pro forma disclosures are not likely to be representative of the effects on net income for future years.

Employee Stock Purchase Plan

    In June 1997, the Company adopted the 1997 Employee Stock Purchase Plan ("the Purchase Plan"). The Company has reserved 400,000 shares of Common Stock for issuance thereunder. Under the Purchase Plan, qualified employees are entitled to purchase shares through payroll deductions at 85% of the fair market value at the beginning or end of the offering period, whichever is lower. As of March 31, 1999, shares issued under the Purchase Plan totaled 120,653.

Notes Receivable from Sale of Common Stock to Employees

    At March 31, 1998, the Company had notes receivable in the amount of $49,000 arising from the sale of Common Stock to employees. Such notes bear interest at 7% to 9%, are collateralized by the related stock of the Company and are due between April 1998 and August 2000. During the first quarter of fiscal 1999, repayments of $49,000 were received by the Company. At March 31, 1999, no amounts were outstanding.

5. TAXES ON INCOME

    The provision for income taxes for the years ended March 31 consists of the following:


                                            1997          1998           1999
                                        ----------     ----------     ----------
               Federal:
                 Current ..........     $1,276,373     $2,395,188     $1,480,451
                 Deferred .........        614,517        573,637      2,923,042
                                        ----------     ----------     ----------
                                         1,890,890      2,968,825      4,403,493
               State:
                 Current ..........        138,274        400,867        118,379
                 Deferred .........         69,901         37,991        527,760
                                        ----------     ----------     ----------
                                           208,175        438,858        646,139
                                        ----------     ----------     ----------
                                        $2,099,065     $3,407,683     $5,049,632
                                        ==========     ==========     ==========

    The tax benefits associated with stock options reduce taxes currently payable as shown by $93,000 and 1.4 million for 1998 and 1999, respectively. Such benefits were credited to additional paid in capital.

    The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate (34% for 1997 and 1998, and 35% for 1999) to income before taxes as follows:

                                                          1997           1998          1999
                                                       ----------     ----------     ----------
               Statutory tax .....................     $1,806,702     $2,962,813     $4,485,903
               State taxes, net of federal benefit        137,395        289,646        419,990
               Other .............................        154,968        155,224        143,739
                                                       ----------     ----------     ----------
                                                       $2,099,065     $3,407,683     $5,049,632
                                                       ==========     ==========     ==========

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets and liabilities at March 31, 1998 and 1999 are as follows:


                                                               1998            1999
                                                            -----------     -----------
               Deferred tax assets:
                 Tax credit carryforwards .............     $ 2,013,422     $ 1,060,330
                 Reserves and accruals ................       2,001,993       1,376,362
                 Other ................................         302,625         310,625
                                                            -----------     -----------
                         Total deferred tax assets ....       4,318,040       2,747,317
               Deferred tax liabilities:
                 Depreciation .........................      13,014,098      14,827,317
                 Other ................................         215,545         282,407
                                                            -----------     -----------
                         Total deferred tax liabilities      13,229,643      15,109,724
                                                            -----------     -----------
               Net deferred tax liabilities ...........     $ 8,911,603     $12,362,407
                                                            ===========     ===========

    At March 31, 1999, the Company had federal alternative minimum tax credit carryforwards of approximately $1.1 million, which do not expire. Utilization of the carryforwards may be subject to an annual limitation due to the ownership change limitations provided the by the Internal Revenue Code of 1986 and similar state provisions.

    Cash payments made for income taxes, net of refunds received, were $805,000, $1.7 million and $1.8 million during fiscal 1997, 1998 and 1999, respectively.

6. EMPLOYEE BENEFIT PLAN

    Effective February 1, 1990, the Company established a defined contribution retirement plan, the SteriGenics 401(k) plan, which covers all employees, age 21 or older, with at least six months of service. Employees may make contributions by a percentage reduction in their salaries of up to a statutory limit of $10,000 for calendar year 1999. Company contributions consist of matching funds equal to 50% of the first 5% of employee eligible earnings contributed, as well as discretionary profit sharing amounts. Effective April 1, 1996, the Company increased the matching contribution percentage from 25% to 50%. Company contributions were $122,000, $176,000 and $204,000 for fiscal 1997, 1998 and
1999, respectively. Administrative expenses related to the plan are not significant.

7. COMMITMENTS AND CONTINGENCIES

    The Company leases a portion of its Cobalt 60 isotope under capital leases having terms of 15 years. The Company paid off substantially all of its capital lease debt in the third fiscal quarter of fiscal 1999. Assets acquired by the Company under such lease arrangements are included on the consolidated balance sheet as follows:


                                                                    MARCH 31,
                                                           ---------------------------
                                                              1998             1999
                                                           -----------     -----------
               Cobalt 60 isotope, at cost ............     $16,389,051     $15,837,200
               Less accumulated amortization .........       5,523,196       6,837,698
                                                           -----------     -----------
                                                           $10,865,855     $ 8,999,502
                                                           ===========     ===========

    The Company leases certain facilities and a portion of its Cobalt 60 isotope under noncancelable operating leases. At March 31, 1999, future minimum lease payments under operating leases and capital leases are as follows (including approximately $487,000 under operating leases, at then current exchange rates, payable in Canadian dollars):


                                                             CAPITAL       OPERATING
                                                              LEASES        LEASES
                                                           ----------     ----------
               2000 ..................................        193,577      3,209,145
               2001 ..................................        193,577      1,809,653
               2002 ..................................        154,861      1,518,737
               2003 ..................................          9,679      1,065,368
               2004 ..................................          9,679        640,202
               Thereafter ............................         67,752      1,523,200
                                                           ----------     ----------
                         Total payments ..............        629,125     $9,766,305
                                                           ==========     ==========
               Less amount representing interest .....         46,961
                                                           ----------
               Present value of minimum lease payments        582,164
               Less current portion ..................        176,953
                                                           ----------
                                                           $  405,211
                                                           ==========

    In conjunction with the RTI, Inc. ("RTI") Asset Acquisition Agreement (See
Note 10) the Company leases a facility in Rockaway, New Jersey and is required by the New Jersey Department of Environmental Protection ("NJDEP") to maintain a standby letter of credit in the amount of $500,000, contingent upon the continued environmental clean up efforts required of the property owners, RTI. The required amount of the letter of credit decreases over the life of the building lease, and/or as the NJDEP deems required.

    Additionally, RTI has the option to require the Company to purchase the Rockaway land and buildings on the sixth anniversary of the lease commencement date for a purchase price equal to $138,376. RTI may only exercise the option upon receipt of proof that environmental remediation of the property was complete to the extent that the Company would not have any material liability for further environmental remediation and the property has been removed from the national priorities list.

    In the normal course of the Company's operations, it is subject to various claims and litigation, the outcomes of which, in the opinion of management, will not have a material adverse effect on the Company's financial position or results of operations.

    Total rent expense for fiscal 1997, 1998 and 1999 was $1.3 million, $1.2 million and $1.2 million, respectively.

8. TRANSACTIONS WITH RELATED PARTIES AND MINORITY STOCKHOLDERS

    In June 1997, the Company entered into operating leases with one of its Directors on the two sterilization facilities previously rented on a month to month basis. The leases have 60 month terms, which expire in June 2002 with annual rent expense of approximately $419,000.

    Rent expense attributable to these related party leases was approximately $472,000 in the fiscal year ended March 31, 1997, and $407,000 in fiscal 1998 and $653,000 in fiscal 1999. The Company also leases one facility and its corporate offices from a publicly traded real estate investment trust of which one of its Directors is a minority shareholder, but is neither a director nor an officer.

    Included in costs and expenses are approximately $2.1 million, $1.2 million and $1.3 million for fiscal 1997, 1998 and 1999, respectively, relating to payments to a minority stockholder for administrative, maintenance and engineering services.

9. INVESTMENTS IN JOINT VENTURES

    In January 1997, the Company sold the majority of its holdings in a joint venture in a sterilization facility in Taiwan for $1.3 million. This investment was accounted for under the equity method. No gain or loss was recorded related to this transaction. The carrying value of the remaining investment was $1,000 at March 31, 1998 and 1999.

10. ACQUISITIONS

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

    On December 31, 1997, the Company acquired certain assets of the Nicolet Electron Services Division of ThermoSpectra Corporation ("Nicolet") for a net purchase price of approximately $7 million, $5 million in cash and 109,307 shares of the Company's Common Stock valued at approximately $2 million. The consolidated statements of operations include the results of operations of Nicolet from the date of acquisition. The Company recorded approximately $3.8 million of goodwill in connection with the acquisition, which is being amortized over a twenty-year period. Accumulated amortization of goodwill, related to this acquisition, was approximately $47,000 and $186,000 at March 31, 1998 and March 31, 1999, respectively. Under the asset acquisition agreement, ThermoSpectra Corporation may under certain circumstances be entitled to receive up to an additional 21,861 shares of Common Stock of the Company.

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


                                                                        YEAR ENDED MARCH 31,
                                                                    ---------------------------
                                                                         1997           1998
                                                                    -----------     -----------
               Pro forma net revenues .........................     $43,197,048     $49,839,101
               Pro forma net income ...........................       3,901,349       6,123,795
               Pro forma diluted net income per share .........            0.74            0.90

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table summarizes the Company's quarterly results of operations for the years ended March 31, 1998 and 1999 (in thousands, except per share amounts).


                                                          JUNE 30      SEPTEMBER 30   DECEMBER 31      MARCH 31
                                                          -------      ------------   -----------      --------
               Fiscal 1998
               Revenues                                   $10,751        $11,271        $11,849        $13,084
               Gross Profit                                 4,950          5,376          5,526          6,872
               Percentage of Revenues                          46%            48%            47%            53%
               Net Income                                     975          1,307          1,383          1,641
                                                          =======        =======        =======        =======

               Pro Forma Basic Net Income per share       $  0.20        $  0.22        $  0.20        $  0.24
               Diluted Net Income per share               $  0.19        $  0.21        $  0.18        $  0.21

               Fiscal 1999
               Revenues                                   $13,317        $14,048        $13,432        $13,732
               Gross Profit                                 6,412          7,099          6,627          6,862
               Percentage of Revenues                          48%            51%            49%            50%
               Net Income                                   1,794          2,039          1,938          1,996
                                                          =======        =======        =======        =======
               Pro Forma Basic Net Income per share       $  0.23        $  0.26        $  0.25        $  0.25
               Diluted Net Income per share               $  0.22        $  0.24        $  0.23        $  0.24

12. SUBSEQUENT EVENTS (UNAUDITED)

    The following events occurred subsequent to March 31, 1999.


    On May 5, 1999, the Company announced the expansion of its electron beam processing network through the addition of the Gaithersburg, Maryland facility of Irradiation Industries, Inc., a privately held company. In conjunction with this transaction, SteriGenics has purchased a Rhodotron(R) - the high powered electron beam accelerator designed and developed by Ion Beam Applications s.a. ("IBA")- and plans to futher expand its electron beam operation to include the construction of a new facility.


    On June 10, 1999, SteriGenics entered into a Merger Agreement (the "Merger Agreement") with IBA, a Belgian corporation, Ion Beam Applications GP, and IBA Acquisition Corp. ("Purchaser"). Under the terms of the Merger Agreement, Purchaser has commenced a tender offer (the "Offer") for all outstanding shares of the Company's Common Stock (and the associated Preferred Share Purchase Rights) (the "Shares") for $27.00 per share in cash. The Offer is currently scheduled to expire at 12:00 Midnight, New York City time, on Thursday, July 15, 1999. Subject to the terms of the Merger Agreement, following completion of the Offer, Purchaser will be merged into SteriGenics and all Shares not purchased in the Offer will be converted into the right to receive $27.00 per Share in cash, without interest. For additional information with respect to the Offer, see the Company's Schedule 14D-9 Solicitation/Recommendation Statement filed with the Securities and Exchange Commission on June 24, 1999.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
SteriGenics International, Inc.

    We have audited the accompanying consolidated balance sheets of SteriGenics International, Inc. as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial statement schedule listed in index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SteriGenics International, Inc. at March 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements take as a whole, presents fairly in all material respects the information set forth therein.

                                              ERNST & YOUNG LLP

San Jose, California
April 30, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of the Company as of June 30, 1999 are as follows:


                              NAME                     AGE                      POSITION
                              ----                     ---                      --------
               James F. Clouser ................       48       President, Chief Executive Officer and
                                                                Chairman of the Board
               David E. Meyer ..................       48       President, Medical Sterilization Division
               D. Patterson Adams ..............       46       President, Advanced Applications Division
               Eric W. Beers ...................       39       Senior Vice President of Engineering
               Carole-Lynn S. Glass ............       39       Vice President Finance and Administration,
                                                                Chief Financial Officer
               Donald A. Currie ................       42       Vice President of Operations, Eastern Region
               Eugene C. Davis .................       51       Vice President of Operations, Western Region
               Lisa C. Foster ..................       38       Vice President of Quality Assurance
               Charles W. King, Jr. ............       63       Director
               Barrik L. Prince ................       52       Director
               James R. Yarter .................       62       Director
               Frederick J. Ruegsegger .........       43       Director

----------

(1) Member of Audit Committee and Compensation Committee.

    All directors hold office until the next annual meeting of the stockholders and until their successors have been duly elected and qualified. Officers are elected by and serve at the direction of the Board of Directors. There are no family relationships among the directors or officers of the Company.

    James F. Clouser joined SteriGenics in June 1988 as President and Chief Executive Officer. In June 1999, Mr. Clouser was appointed Chairman of the Board by the Company's Board of Directors. Previously, from 1984 to 1988 he served as Chief Operating Officer of Attain, Inc., a high technology start-up manufacturer of automatic test equipment for semiconductor devices. Mr. Clouser has a Bachelor of Science degree in Electrical Engineering from Pennsylvania State University, a Masters of Business Administration degree in Finance from Wayne State University, and a Masters of Science degree in Accounting from Rochester Institute of Technology.

    David E. Meyer joined SteriGenics in November 1989 as General Manager of the Schaumburg facility and in May 1991 was promoted to Senior Vice President of Operations. In July 1997, Mr. Meyer was promoted to President of Medical Sterilization Division. From 1976 to 1989, Mr. Meyer held various positions with the Barber-Greene Company, a producer of road construction equipment, most recently that of Manufacturing Manager. Mr. Meyer has a Bachelor of Science degree in Business Administration from Valparaiso University and a Masters of Science degree in Management from Aurora University.

    D. Patterson Adams joined SteriGenics in January 1998 as Vice President and General Manager of the Advanced Applications Division, and in July 1998 was promoted to division President. Prior to joining SteriGenics, Mr. Adams served as a consultant to health care providers and medical manufacturers as President of VestCorp, an investment holding company, from July 1995 to January 1998. Mr. Adams served as Chief Operating Officer of Progressive Capital Investment Corporation from July 1993 to June 1995. From June 1988 to June 1993, Mr. Adams was Vice President of EtO Operations for Isomedix, Inc. Mr. Adams earned his Bachelor of Science Degree in Biology from the University of Memphis.

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

    Carole-Lynn S. Glass joined SteriGenics in February 1996 as Company Controller. In July 1997, Ms. Glass was promoted to Director of Finance and in July 1998, and was appointed Assistant Secretary by the Board of Directors. In June 1999, Ms. Glass was promoted to Vice President of Finance and Administration and Chief Financial Officer. From 1994 to 1996, Ms. Glass was the Corporate Controller of 3Soft Corporation, an intellectual properties company servicing the semiconductor industry. Ms. Glass also held various positions from 1985 to 1994, at Esprit/ADI Systems, Inc., a computer peripheral manufacturer, the most recent being Corporate Controller. Ms. Glass has a Bachelor of Science degree in Accounting from State University of New York at Fredonia.

    Donald A. Currie joined SteriGenics in March 1991 as General Manager of the Westerville facility. In August 1994, Mr. Currie became Director of Operations overseeing the Westerville and Schaumburg facilities and was promoted to Vice President of Operations, Advanced Applications in November 1996. In January 1998, Mr. Currie became Vice President of Operations, Eastern Region for the Company's Medical Sterilization Division. Mr. Currie has a Bachelor of Arts degree in Materials and Operations Management from Michigan State University.

    Eugene C. Davis joined SteriGenics in April 1994 as Vice President of Quality Assurance and Regulatory Affairs. In January 1996, he became Vice President of Sales and Marketing, and in July 1997, he became the Vice President of Operations, Western Region for the Company's Medical Sterilization Division. From 1979 to 1993 Mr. Davis held various positions with the Opthalmic Surgical Products Division of Optical Radiation Corporation, an opthalmic surgical products company, the most recent of which was Vice President of Quality Assurance. Mr. Davis has a Bachelor of Arts degree from California State Polytechnic University at Pomona.

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

    Charles W. King, Jr., a founder of the Company and Chairman of the Board of SteriGenics from its inception to June 1999, at which time he became a director of the Company. Mr. King is a private investor and real estate developer and has been a Managing Partner in Charles King & Associates since 1965.

    Barrick L. Prince became a director of the Company in October 1998. Mr. Prince has owned and operated a multi-million dollar trucking company in Northern California since 1989. From 1979 to 1989 Mr. Prince held several Vice Presidential titles at the Matson Navigation Company, a major steamship company. Mr. Prince is a co-founder of The Leadership Network, an organization for business leaders, and currently serves as a member of the Board of Directors for Goodwill Industries of the Greater East Bay.

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

    Frederick J. Ruegsegger became a director of the Company in July 1998. Mr. Ruegsegger has been the Senior Vice President, Finance and Corporate Development and Chief Financial Officer of AXYS Pharmaceuticals, Inc. since January 1998. Prior to that he served as Vice President, Finance and Administration and Chief Financial Officer of Arris Pharmaceutical Corporation from December 1996 until January 1998. From 1993 to 1996, he was President and Chief Executive Officer of EyeSys Technologies, Inc., a medical instrument and software company. Mr. Ruegsegger received a B.S. degree in Economics from the University of Illinois and a Master of Management from Northwestern University's Kellogg Graduate School of Management.

    Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") is incorporated herein by reference from the section entitled "Compliance with Section 16(a) of the Exchange Act" of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the registrant's Annual

Meeting of Stockholders to be held on September 15, 1999 (the "Proxy Statement"). The Proxy Statement is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended March 31, 1999.

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits

2.1**** Merger Agreement dated as of June 10, 1999, by and among Ion Beam Applications s.a., Ion Beam Applications GP, IBA Acquisition Corp. and the Registrant

3.1++ Certificate of Incorporation of the Registrant, as amended to date.

3.3++ Bylaws of the Registrant. 4.1++ Reference is made to Exhibits 3.1 and 3.3.

4.2++         Specimen Common Stock certificate.

4.3++ Investors' Rights Agreement, dated September 20, 1993 among the Registrant and the investors and the founders named therein.

4.4* Registration Rights Agreement, dated December 31, 1997 among the Registrant and ThermoSpectra Corporation.

4.5***** Stockholders' Agreement dated as of June 10, 1999 among Ion Beam Applications s.a., Ion Beam Applications GP, IBA Acquisition Corp. and certain stockholders of the Registrant listed on Schedule I thereto.

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

**** Incorporated by reference from Exhibit (c)(1) of the Registrant's SEC filing on Schedule 14D-9 as filed with the SEC on June 24, 1999.

***** Incorporated by reference from Exhibit (c)(2) of the Registrant's SEC filing on Schedule 14D-9 as filed with the SEC on June 24, 1999.



    (b) Reports on Form 8-K

    On April 7, 1999 the Company filed a Report on Form 8-K with the Securities and Exchange Commission relating to the March 31, 1999 declaration of a dividend of Preferred Share Purchase Rights. The Company did not file any financial statements in connection with such filing.

    On June 16, 1999 the Company filed a Report on Form 8-K with the Securities and Exchange Commission relating to the June 10, 1999, difinitive Merger Agreement with Ion Beam Applications s.a., Ion Beam Applications GP, IBA Acquisition Corp. (collectively referred to as "IBA"). The Company has filed a
Schedule 14D-9 in connection with such filing.

    (c) Exhibits

    See (a)(3) above.

    (d) Valuation and Qualifying Accounts Years Ended March 31, 1997, 1998 and 1999. Schedule II.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              STERIGENICS INTERNATIONAL, INC.


                              By: /s/           JAMES F. CLOUSER
                                 ----------------------------------------------
                                                James F. Clouser
                                     President, Chief Executive Officer and
                                              Chairman of the Board
                                          (Principal Executive Officer)

Date: June 29, 1999

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.


Date: June 29, 1999            By:  /s/         JAMES F. CLOUSER
                                    ----------------------------------------
                                                James F. Clouser
                                     President, Chief Executive Officer and
                                              Chairman of the Board
                                          (Principal Executive Officer)


Date: June 29, 1999            By: /s/         CAROLE-LYNN S. GLASS
                                   ------------------------------------------
                                              Carole-Lynn S. Glass
                                  Vice President Finance and Administration and
                                             Chief Financial Officer
                                          (Principal Financial Officer)



Date: June 29, 1999            By: /s/          CHARLES W. KING
                                    ----------------------------------------
                                              Charles W. King, Jr.
                                                    Director


Date: June 29, 1999            By: /s/          BARRICK L. PRINCE
                                    -----------------------------------------
                                                Barrick L. Prince
                                                    Director


Date: June 29, 1999            By:
                                    ----------------------------------------
                                                 James R. Yarter
                                                    Director


Date: June 29, 1999            By: /s/       FREDERICK J. RUEGSEGGER
                                  --------------------------------------------
                                             Frederick J. Ruegsegger
                                                    Director

                         STERIGENICS INTERNATIONAL, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 MARCH 31, 1999
                                 (IN THOUSANDS)



                                                                  ADDITIONS
                                                         --------------------------
                                         BALANCE AT      CHARGED TO       CHARGE TO                          BALANCE AT
                                         BEGINNING       ASSETS AND          OTHER                               END
        DESCRIPTION                      OF PERIOD        EXPENSES         ACCOUNTS       DEDUCTIONS(1)       OF PERIOD
        -----------                      ---------       ----------       ---------       -------------      ----------
Year ended March 31, 1999
  deducted from asset account
Allowance for doubtful accounts ........   $ 218            $  --            $  --            $   2             $ 220
Year ended March 31, 1998
  deducted from asset account
Allowance for doubtful accounts ........   $ 253            $  --            $  84            $(119)            $ 218
Year ended March 31, 1997
  deducted from asset account
Allowance for doubtful accounts ........   $ 242            $  --            $  23            $ (12)            $ 253
Year ended March 31, 1996
  deducted from asset account
Allowance for doubtful accounts ........   $  50            $  --            $ 192            $  --             $ 242

----------

(1) Uncollectible accounts written off, net of recoveries.

                               INDEX TO EXHIBITS


Number                             Description
------                             -----------
2.1**** Merger Agreement dated as of June 10, 1999, by and among Ion Beam Applications s.a., Ion Beam Applications GP, IBA Acquisition Corp. and the Registrant

3.1++ Certificate of Incorporation of the Registrant, as amended to date.

3.3++ Bylaws of the Registrant. 4.1++ Reference is made to Exhibits 3.1 and 3.3.

4.2++         Specimen Common Stock certificate.

4.3++ Investors' Rights Agreement, dated September 20, 1993 among the Registrant and the investors and the founders named therein.

4.4* Registration Rights Agreement, dated December 31, 1997 among the Registrant and ThermoSpectra Corporation.

4.5***** Stockholders' Agreement dated as of June 10, 1999 among Ion Beam Applications s.a., Ion Beam Applications GP, IBA Acquisition Corp. and certain stockholders of the Registrant listed on Schedule I thereto.

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

**** Incorporated by reference from Exhibit (c)(1) of the Registrant's SEC filing on Schedule 14D-9 as filed with the SEC on June 24, 1999.

***** Incorporated by reference from Exhibit (c)(2) of the Registrant's SEC filing on Schedule 14D-9 as filed with the SEC on June 24, 1999.