Form 10-K/A
period 1999-03-31
STERIGENICS INTERNATIONAL INC
filed 1999-07-06
CIK 1009988

================================================================================


                                   FORM 10-K
                                AMENDMENT NO. 1
                                ----------------

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
                                                          ============      ============      ============


                             See accompanying notes.

                        STERIGENICS INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                      CONVERTIBLE
                                                     PREFERRED STOCK                                COMMON STOCK
                                           -----------------------------------           -----------------------------------
                                              SHARES                 AMOUNT                 SHARES                AMOUNT
                                           ------------           ------------           ------------           ------------
Balance at March 31, 1996 .......             1,772,727                  1,773              3,056,042                  3,056
Net and comprehensive income ....                    --                     --                     --                     --
                                           ------------           ------------           ------------           ------------
Balance at March 31, 1997 .......             1,772,727                  1,773              3,056,042                  3,056
Conversion of Preferred Stock
to Common Stock .................            (1,772,727)                (1,773)             1,772,727                  1,773

Issuance of Common Stock, net
  of issuance costs of $3,570,501                    --                     --              2,575,000                  2,575

Issuance of Common Stock
  pursuant to Nicolet acquisition                    --                     --                109,307                    109

Issuance of Common Stock
  pursuant to employee stock
  purchase plan January 30, 1998                     --                     --                 32,111                     32

Exercise of options .............                    --                     --                136,136                    136
Income tax benefit from stock
  option transactions ...........                    --                     --                     --                     --
Repayment of notes receivable ...                    --                     --                     --                     --
Net and comprehensive income ....                    --                     --                     --                     --
                                           ------------           ------------           ------------           ------------
Balance at March 31, 1998 .......                    --                     --              7,681,323                  7,681

Issuance of Common Stock
  pursuant to employee stock
  purchase plan .................                    --                     --                 88,542                     89
Exercise of options .............                    --                     --                225,681                    226

Income tax benefit from stock
  option transactions ...........                    --                     --                     --                     --
Repayment of notes receivable ...                    --                     --                     --                     --
Net and comprehensive income ....                    --                     --                     --                     --
                                           ------------           ------------           ------------           ------------
Balance at March 31, 1999 .......                    --           $         --              7,995,546           $      7,996
                                           ============           ============           ============           ============


                                                                     NOTES
                                                                  RECEIVABLE
                                                                     FROM
                                                                    SALE OF
                                           ADDITIONAL               COMMON                                       TOTAL
                                             PAID-IN               STOCK TO               RETAINED             STOCKHOLDERS'
                                             CAPITAL               EMPLOYEES              EARNINGS                EQUITY
                                           ------------          ------------           ------------           ------------
Balance at March 31, 1996 .......            14,726,994               (88,170)            13,121,616             27,765,269
Net and comprehensive income ....                    --                    --              3,214,763              3,214,763
                                           ------------          ------------           ------------           ------------
Balance at March 31, 1997 .......            14,726,994               (88,170)            16,336,379             30,980,032
Conversion of Preferred Stock
to Common Stock .................                    --                    --                     --                     --

Issuance of Common Stock, net
  of issuance costs of $3,570,501            30,201,924                    --                     --             30,204,499

Issuance of Common Stock
  pursuant to Nicolet acquisition             2,063,061                    --                     --              2,063,170

Issuance of Common Stock
  pursuant to employee stock
  purchase plan January 30, 1998                336,860                    --                     --                336,892

Exercise of options .............               667,936                    --                     --                668,072
Income tax benefit from stock
  option transactions ...........                93,084                    --                     --                 93,084
Repayment of notes receivable ...                    --                38,671                     --                 38,671
Net and comprehensive income ....                    --                    --              5,306,473              5,306,473
                                           ------------          ------------           ------------           ------------
Balance at March 31, 1998 .......            48,089,859               (49,499)            21,642,852             69,690,893

Issuance of Common Stock
  pursuant to employee stock
  purchase plan .................               921,568                    --                     --                921,657
Exercise of options .............             1,233,098                    --                     --              1,233,324

Income tax benefit from stock
  option transactions ...........             1,365,335                    --                     --              1,365,335
Repayment of notes receivable ...                    --                49,499                     --                 49,499
Net and comprehensive income ....                    --                    --              7,767,238              7,767,238
                                           ------------          ------------           ------------           ------------
Balance at March 31, 1999 .......          $ 51,609,860          $         --           $ 29,410,090           $ 81,027,946
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

Date: July 6, 1999

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.


Date: July 6, 1999             By:  /s/         JAMES F. CLOUSER
                                    ----------------------------------------
                                                James F. Clouser
                                     President, Chief Executive Officer and
                                              Chairman of the Board
                                          (Principal Executive Officer)


Date: July 6, 1999             By: /s/         CAROLE-LYNN S. GLASS
                                   ------------------------------------------
                                              Carole-Lynn S. Glass
                                  Vice President Finance and Administration and
                                             Chief Financial Officer
                                          (Principal Financial Officer)



Date: July 6, 1999             By:
                                    ----------------------------------------
                                              Charles W. King, Jr.
                                                    Director


Date: July 6, 1999             By:  /s/         BARRICK L. PRINCE
                                    -----------------------------------------
                                                Barrick L. Prince
                                                    Director


Date: July 6, 1999             By:  /s/          JAMES R. YARTER
                                    ----------------------------------------
                                                 James R. Yarter
                                                    Director


Date: July 6, 1999             By: /s/       FREDERICK J. RUEGSEGGER
                                  --------------------------------------------
                                             Frederick J. Ruegsegger
                                                    Director

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